Form 10-Q
period 1996-03-31
BIOTRANSPLANT INC
filed 1996-06-20
CIK 880259

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)


X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- -   Act of 1934

FOR THE PERIOD ENDED MARCH 31, 1996

                                       OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


COMMISSION FILE NUMBER: 0-28324


                           BIOTRANSPLANT INCORPORATED
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   04-3119555
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                 CHARLESTOWN NAVY YARD, BUILDING 75 THIRD AVENUE
                        CHARLESTOWN, MASSACHUSETTS 02129
                    (Address of principal executive offices)


                                 (617) 241-5200
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes            No  X *
                        ---           ---

* All forms have been filed as required; the registrant has not been subject to such filing requirements for the past 90 days.


     As of June 12, 1996, there were 8,548,748 shares of the Registrant's Common Stock outstanding.

================================================================================

                           BIOTRANSPLANT INCORPORATED
                                    FORM 10-Q
                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                            Page No.
                                                                            --------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1995,
         March 31, 1996 and Pro Forma as of March 31, 1996...................... 3

         Condensed Consolidated Statement of Operations for three months ended March 31, 1995 and 1996, and for the period from
         inception (March 20, 1990) to March 31, 1996 .......................... 4

         Condensed Consolidated Statement of Cash Flows for three months ended March 31, 1995 and 1996, and for the period from
         inception (March 20, 1990) to March 31, 1996 .......................... 5

         Notes to Condensed Consolidated Financial Statements................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS............................................. 8

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................... 12

         SIGNATURES............................................................ 12

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                                                    Pro Forma
                                                                   December 31,     March 31,       March 31,
                                                                       1995            1996            1996
                                                                   ------------    ------------    ------------

ASSETS
Current assets:
         Cash and cash equivalents                                 $  2,848,549    $  6,167,920    $ 34,166,620
         Accounts receivable                                            250,000          24,168          24,168
         Deposits and other prepaid expenses                            343,303         373,521         373,521
                                                                   ------------    ------------    ------------
                  Total current assets                                3,441,852       6,565,609      34,564,309

Property and equipment - net                                          1,830,219       1,684,299       1,684,299
Other assets                                                             99,563         157,476         157,476
                                                                   ------------    ------------    ------------
TOTAL ASSETS                                                       $  5,371,634    $  8,407,384    $ 36,406,084
                                                                   ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current obligation under capital leases                   $    450,768    $    435,109    $    435,109
         Accounts payable                                               187,225         189,410         189,410
         Accrued expenses                                               967,430         917,745         917,745
         Deferred revenue                                             1,750,000              --              --
                                                                   ------------    ------------    ------------
                  Total current liabilities                           3,355,423       1,542,264       1,542,264
                                                                   ------------    ------------    ------------
Long-term obligation under capital lease                                614,939         506,449         506,449
                                                                   ------------    ------------    ------------
Convertible notes payable to stockholders                             1,000,000              --              --
                                                                   ------------    ------------    ------------
Redeemable convertible preferred stock, $.01 par value,
         authorized 19,110,521 shares, issued and
         outstanding 15,586,345 and 19,081,754 shares
         at December 31, 1995 and March 31, 1996,
         respectively, and no shares pro forma                       29,241,474      36,186,820              --
                                                                   ------------    ------------    ------------
Stockholders' equity (deficit):
Preferred stock, $.01 par value, authorized 2,000,000
         shares, issued and outstanding - no shares                          --              --              --
Common stock, $.01 par value, authorized 25,000,000
         shares, issued and outstanding 126,594 shares
         at December 31, 1995 and March 31, 1996, and
         8,548,748 shares pro forma                                       1,266           1,266          85,487
Additional paid-in capital                                            1,230,343       1,230,343      65,331,642
Accumulated deficit                                                 (30,071,811)    (31,059,758)    (31,059,758)
                                                                   ------------    ------------    ------------
                  Total stockholders equity (deficit)               (28,840,202)    (29,828,149)     34,357,371
                                                                   ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,371,634    $  8,407,384    $ 36,406,084
                                                                   ============    ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                  BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                           Three Months Ended March 31,
                                           ----------------------------   Cumulative Since
                                                 1995          1996          Inception
                                             -----------    ----------      ------------
Revenues:
        License fees                         $        --    $       --      $  7,000,000
        Research and development                 375,000     2,000,000        10,500,000
        Interest income                           59,309        75,697           601,174
                                             -----------    ----------      ------------
               Total revenues                    434,309     2,075,697        18,101,174
                                             -----------    ----------      ------------

Expenses:
        Research and development               2,530,036     2,555,630        38,830,837
        General and administrative               430,616       456,806         8,722,405
        Interest                                 193,091        51,208         1,607,690
                                             -----------    ----------      ------------
               Total expenses                  3,153,743     3,063,644        49,160,932
                                             -----------    ----------      ------------
Net loss                                     $(2,719,434)   $ (987,947)     $(31,059,758)
                                             ===========    ==========      ============
Pro forma net loss per common share          $     (0.68)   $    (0.19)
                                             ===========    ==========
Shares used in computing pro forma net
        loss per common share                  4,008,979     5,131,246
                                             ===========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------  Cumulative Since
                                                                               1995           1996         Inception
                                                                           -----------    -----------     -------------
Cash flows from operating activities:
        Net loss                                                           $(2,719,434)   $  (987,947)    $(31,059,758)
        Adjustments to reconcile net loss to net cash
             provided by (used) in operating activities:
             Depreciation and amortization                                     204,162        175,050        2,051,817
             Noncash interest expense                                               --         15,583          505,710
             Noncash expenses related to options
                 and warrants                                                   42,556             --        1,085,683
             Changes in current assets and liabilities:
                 Accounts receivable                                            (8,339)       225,832          (24,168)
                 Deposits and prepaid expenses                                  61,061        (30,218)        (373,521)
                 Accounts payable                                             (273,308)         2,185          189,410
                 Accrued expenses                                              431,370         (9,452)         917,745
                 Deferred revenue                                            3,625,000     (1,750,000)              --
                                                                           -----------    -----------     ------------
             Net cash provided by (used in) operating activities             1,363,068     (2,358,967)     (26,707,082)
                                                                           -----------    -----------     ------------
Cash flows from investing activities:
        Purchases of property and equipment                                    (58,826)       (29,130)      (3,111,383)
        Disposal of property and equipment, net                                     --             --           28,040
        Increase in other assets                                                    --        (57,913)         (57,913)
                                                                           -----------    -----------     ------------
             Net cash used in investing activities                             (58,826)       (87,043)      (3,141,256)
                                                                           -----------    -----------     ------------
Cash flows from financing activities:
        Proceeds from convertible notes payable to stockholders                     --             --        9,400,000
        Payments of obligations under capital leases                          (138,128)      (124,149)      (1,252,651)
        Proceeds from sale/leaseback of equipment                                   --             --          771,968
        Net proceeds from equipment leases                                          --             --        1,422,240
        Net proceeds from sale of redeemable convertible preferred stock            --      5,889,530       25,661,526
        Proceeds from sale of common stock                                         183             --           13,175
                                                                           -----------    -----------     ------------
             Net cash provided by (used for) financing activities             (137,945)     5,765,381       36,016,258
                                                                           -----------    -----------     ------------
Net increase in cash and cash equivalents                                    1,166,297      3,319,371        6,167,920

Cash and cash equivalents, beginning of period                               2,343,126      2,848,549               --
                                                                           -----------    -----------     ------------
Cash and cash equivalents, end of period                                   $ 3,509,423    $ 6,167,920     $  6,167,920
                                                                           ===========    ===========     ============
Supplemental disclosures and noncash transactions:
        Increase in equipment under capital leases                         $        --    $        --     $ (2,210,270)
                                                                           ===========    ===========     ============
        Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock      $        --    $ 1,055,816     $  9,905,710
                                                                           ===========    ===========     ============
        Issuance of warrants                                               $        --    $        --     $    741,737
                                                                           ===========    ===========     ============
        Interest paid during the period                                    $    84,598    $    35,611     $  1,250,540
                                                                           ===========    ===========     ============


   The accompanying notes are an integral part of these consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    OPERATIONS AND BASIS OF PRESENTATION

BioTransplant Incorporated (the "Company") was incorporated on March 20, 1990. The Company is developing proprietary anti-rejection pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing long-term specific transplantation tolerance in humans.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products, obtaining regulatory approval for products under development, the development and marketing of commercial products, and the need to obtain adequate additional financing necessary to fund the development of its products.

During May 1996, the Company completed an initial public offering of 3,220,000 of common stock resulting in net proceeds of approximately $28.0 million (see
Note 6).

The financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's initial public offering Prospectus dated May 8, 1996, which is part of the Company's Registration Statement on Form S-1, as amended and filed with the SEC (Reg. No. 333-2144).

2.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at cost, which approximates market value, and include short-term, highly liquid investments with original maturities of less than three months from the date of purchase.

3.    PRO FORMA NET LOSS PER COMMON SHARE

Pro forma net loss per common share is based on the pro forma weighted average number of common shares outstanding during the periods presented, assuming the automatic conversion of all shares of Series A, B, D and E redeemable convertible preferred stock then outstanding into 3,212,896 and 3,896,580 shares of common stock at March 31, 1995 and 1996, respectively. Pursuant to the requirements of the SEC , common stock and preferred stock issued during the 12 months immediately preceding the initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of pro forma weighted average number of common shares outstanding for the entire period using the treasury stock method. Historical net loss per share has not been presented as such information is not considered to be relevant or meaningful.

4.    CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS

During February 1996, the Company converted the $1,000,000 note payable to stockholders and $55,816 of accrued interest into 527,909 shares of Series D redeemable convertible preferred stock, which automatically converted into 131,975 shares of common stock upon the closing of the initial public offering discussed in Note 6.

5.    SALE OF SERIES D PREFERRED STOCK

During January and February 1996, the Company sold an aggregate of 2,967,500 shares of Series D redeemable convertible preferred stock for net proceeds of approximately $5,890,000. These preferred shares automatically converted into 741,875 shares of common stock upon the closing of the initial public offering discussed in Note 6.

6.    INITIAL PUBLIC OFFERING

In May 1996, the Company completed an initial public offering of 3,220,000 shares of common stock for $9.50 per share, resulting in net proceeds of approximately $28.0 million. In addition, all outstanding shares of Series A, B, D and E redeemable convertible preferred stock were automatically converted into 5,202,154 shares of common stock upon the closing of the initial public offering.

The pro forma balance sheet as of March 31, 1996 reflects the effect of the initial public offering, including the automatic conversion of all outstanding redeemable convertible preferred stock into common stock and the receipt of the net proceeds therefrom, as if it had occurred on March 31, 1996.

                           BIOTRANSPLANT INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1995 and 1996 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto.

This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to enter into and maintain collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed under the heading "Risk Factors" in the Prospectus dated May 8, 1996 included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-2144).

OVERVIEW

Since commencement of operations in 1990, the Company has been a development stage company engaged primarily in the research and development of proprietary anti-rejection pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing long-term specific transplantation tolerance in humans. The major sources of the Company's working capital have been the proceeds of equity placements, sponsored research funding and license fees and capital lease financings. The Company has not generated any revenues from the sales of products to date, and does not expect to receive any product revenues for several years. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

In 1993, and as amended and restated in September 1995, the Company and Sandoz entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Sandoz has committed research funding through March 1998 of $20.0 million, of which $10.0 million had been received as of March 31, 1996, and agreed to pay license fees of $10.0 million, of which $5.0 million had been received as of March 31, 1996. Sandoz has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1995, the Company and MedImmune formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, of which $500,000 had been received as of March 31, 1996.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues increased to $2.1 million for the three months ended March 31, 1996 from $434,000 for the three months ended March 31, 1995. The increase in revenues was due to increased research and development revenues which consisted of increased funding from Sandoz of $1.4 million for the three months ended March 31, 1996 as a result of the amendment and restatement of the collaboration agreement and $250,000 in research support revenue recognized in connection with the collaboration formed with MedImmune.

Research and development expenses increased to $2.6 million for the three months ended March 31, 1996 from $2.5 million for the three months ended March 31, 1995. This increase was primarily due to increases in research and development staff together with the associated increases in supplies and support services, partially offset by decreased expenditures related to the human clinical safety trials for BTI-322.

General and administrative expenses increased to $457,000 for the three months ended March 31, 1996 from $431,000 for the three months ended March 31, 1995. This increase was primarily due to increases in outside professional services in connection with market research and business development in part offset by decreased salary and related expenses for general and administrative personnel.

Interest income increased to $76,000 for the three months ended March 31, 1996 from $59,000 for the three months ended March 31, 1995. The increase was due primarily to higher cash balances available for investment.

Interest expense decreased to $51,000 for the three months ended March 31, 1996 from $193,000 for the three months ended March 31, 1995. The decrease was primarily due to the conversion of $4.4 million and $1.0 million of convertible notes payable, and the accrued interest thereon, to stockholders into redeemable convertible preferred stock in October 1995 and February 1996, respectively. The redeemable convertible preferred stock was then automatically converted into 738,208 shares of common stock upon the closing of the Company's initial public offering. In addition, the decrease was in part attributable to decreasing balances on existing obligations under capital leases

Net loss for the three months ended March 31, 1996 was $988,000, or $0.19 per share, compared to a net loss of $2.7 million, or $0.68 per share for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

On May 8, 1996, the Company completed an initial public offering of 2,800,000 shares of common stock at a price of $9.50 per share, and received net proceeds of approximately $24.3 million. In addition, all outstanding shares of Series A, B, D and E redeemable convertible preferred stock were automatically converted into 5,202,154 shares of common stock upon the closing of the initial public offering. On May 18, 1996, the underwriters of the offering exercised their over-allotment option to purchase an additional 420,000 shares of common stock resulting in additional net proceeds of approximately $3.7 million to the Company.

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations have been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $15.0 million from a research and development and collaboration agreement with Sandoz, $2.5 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Sandoz and MedImmune have been used to fund operating losses of approximately $31.1 million and the investment of approximately $3.7 million in equipment and leasehold improvements through March 31, 1996. The Company had no significant commitments as of March 31, 1996 for capital expenditures.

During the three months ended March 31, 1996, the Company paid Stem Cell Sciences $250,000 of a $500,000 commitment for research support and to maintain its pro rata equity interest in Stem Cell Sciences. In addition, the Company has an option to purchase additional shares of Stem Cell Sciences prior to July 1996, to maintain its pro rata equity interest and provide research support. If the Company does not make such further investment, its rights to certain technologies become nonexclusive.

The Company had cash and cash equivalents and working capital of $34.2 and $33.0 million, respectively, on a pro forma basis as of March 31, 1996, reflecting the net proceeds of $28.0 million from the initial public offering as described above.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $5.0 million, which includes approximately $2.4 million and $776,000 in 1996 and 1997, respectively.

The Company anticipates that its existing funds, together with the proceeds from its initial public offering and the exercise of the over-allotment option, and interest earned thereon should be sufficient to fund its operating and capital requirements as currently planned through the end of 1997. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors.

The Company expects to incur substantial additional costs, including costs related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, manufacturing and the expansion of its facilities. The Company will need to raise substantial additional funds, through additional financings including public or private equity offerings and collaborative arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself, any of which would have a material and adverse effect on the Company.

                           BIOTRANSPLANT INCORPORATED

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits
      4.1   Restated Certificate of Incorporation, as amended to date.
      4.2   By-laws, as amended to date.
      11.1  Statement: Computation of Pro Forma Net Loss Per Common Share
      27    Financial Data Schedule.

b)    Reports on Form 8-K
      None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BioTransplant Incorporated
                                   (Registrant)

Date: June 20, 1996                 /s/ Elliot Lebowitz
                                    ---------------------------
                                    Elliot Lebowitz
                                    President and Chief
                                    Executive Officer


                                    /s/ Richard V. Capasso
                                    ---------------------------
                                    Richard V. Capasso
                                    Director of Finance