Form 10-Q
period 1996-06-30
BIOTRANSPLANT INC
filed 1996-08-13
CIK 880259

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934


FOR THE PERIOD ENDED    JUNE 30, 1996

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


COMMISSION FILE NUMBER: 0-28324


                           BIOTRANSPLANT INCORPORATED
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             04-3119555
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 CHARLESTOWN NAVY YARD, BUILDING 75, THIRD AVENUE
                        CHARLESTOWN, MASSACHUSETTS 02129
                    (Address of principal executive offices)


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

                       Yes         No   X *
                          ----         ----

      *All forms have been filed as required; the registrant has not been subject to such filing requirements for the past 90 days.

            As of August 13, 1996, there were 8,548,748 shares of the
                     Registrant's Common Stock outstanding.

================================================================================

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX


                                     PART I. FINANCIAL INFORMATION


                                                                                                  Page No.
                                                                                                  --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1995 and June 30, 1996 .............   3

         Condensed Consolidated Statement of Operations for the three and six months ended June 30,
                  1995 and 1996, and for the period from inception (March 20, 1990) to June 30, 1996...  4

         Condensed Consolidated Statement of Cash Flows for six months ended June 30, 1995 and 1996, and for the period from inception (March 20, 1990) to June 30, 1996..................  5

         Notes to Condensed Consolidated Financial Statements..........................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........  7

                                               PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................. 10

                  SIGNATURES........................................................................... 10


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                     December 31,      June 30,
                                                                                         1995            1996
                                                                                     ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  2,848,549    $ 36,697,960
     Accounts receivable                                                                  250,000              --
     Deposits and other prepaid expenses                                                  343,303         951,344
                                                                                     ------------    ------------
         Total current assets                                                           3,441,852      37,649,304

Property and equipment - net                                                            1,830,219       1,556,283
Other assets                                                                               99,563          82,970
                                                                                     ------------    ------------

TOTAL ASSETS                                                                         $  5,371,634    $ 39,288,557
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current obligation under capital leases                                         $    450,768    $    425,667
     Accounts payable                                                                     187,225         153,014
     Accrued expenses                                                                     967,430       1,181,111
     Deferred revenue                                                                   1,750,000       3,000,000
                                                                                     ------------    ------------
         Total current liabilities                                                      3,355,423       4,759,792
                                                                                     ------------    ------------

Long-term obligation under capital lease                                                  614,939         404,981
                                                                                     ------------    ------------
Convertible notes payable to stockholders                                               1,000,000              --
                                                                                     ------------    ------------
Redeemable convertible preferred stock at net amount paid in, 15,586,345 shares
     issued and outstanding at December 31, 1995                                       29,241,474              --
                                                                                     ------------    ------------

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
     outstanding - no shares                                                                   --              --
Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding
     126,594 shares at December 31, 1995 and 8,548,748 shares at June 30, 1996              1,266          85,487
Additional paid-in capital                                                              1,230,343      65,256,492
Accumulated deficit                                                                   (30,071,811)    (31,218,195)
                                                                                     ------------    ------------
         Total stockholders equity (deficit)                                          (28,840,202)     34,123,784
                                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  5,371,634    $ 39,288,557
                                                                                     ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  Biotransplant INCORPORATED AND SUBSIDIARY
                        (A Development Stage Company)

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                                                                       Cumulative
                                        Three Months Ended June 30,      Six Months Ended June 30,       Since
                                            1995            1996           1995             1996       Inception
                                        ----------      -----------    -----------     -----------    ------------
Revenues:
     License fees                       $2,000,000      $2,000,000     $ 2,000,000     $ 2,000,000    $  9,000,000
     Research and development              500,000       1,250,000         875,000       3,250,000      11,750,000
     Interest income                        35,128         305,315          94,437         381,012         906,489
                                        ----------      ----------     -----------     -----------    ------------
         Total revenues                  2,535,128       3,555,315       2,969,437       5,631,012      21,656,489
                                        ----------      ----------     -----------     -----------    ------------

Expenses:
     Research and development            2,371,114       3,122,811       4,901,150       5,678,441      41,953,649
     General and administrative            408,489         559,369         839,105       1,016,175       9,281,772
     Interest                              159,212          31,573         352,303          82,781       1,639,263
                                        ----------      ----------     -----------     -----------    ------------
         Total expenses                  2,938,815       3,713,753       6,092,558       6,777,397      52,874,684
                                        ----------      ----------     -----------     -----------

Net loss                                $ (403,687)     $ (158,438)    $(3,123,121)    $(1,146,385)   $(31,218,195)
                                        ==========      ==========     ===========     ===========    ============

Pro forma net loss per common share     $    (0.10)     $    (0.02)    $     (0.78)    $     (0.18)
                                        ==========      ==========     ===========     ===========

Shares used in computing pro forma
     net loss per common share           4,012,210       7,301,935       4,011,266       6,216,640
                                        ==========      ==========     ===========     ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                        (A Development Stage Company)

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                                         Cumulative
                                                                           Six months Ended June 30,        Since
                                                                             1995           1996          Inception
                                                                         -----------     -----------    ------------
Cash flows from operating activities:
     Net loss                                                            $(3,123,121)    $(1,146,385)   $(31,218,195)
     Adjustments to reconcile net loss to net cash
         provided by (used) in operating activities:
         Depreciation and amortization                                       409,689         341,979       2,218,745
         Noncash interest expense                                                 --          15,583         465,477
         Noncash expenses related to options and warrants                     79,599          16,594       1,102,277
         Changes in current assets and liabilities:
              Accounts receivable                                             (5,272)        250,000              --
              Deposits and prepaid expenses                                   35,391        (608,041)       (951,344)
              Accounts payable                                              (257,957)        (34,211)        153,014
              Accrued expenses                                               448,075         213,681       1,181,111
              Deferred revenue                                             1,125,000       1,250,000       3,000,000
                                                                         -----------     -----------    ------------
         Net cash provided by (used in) operating activities              (1,288,596)        299,200     (24,048,915)
                                                                         -----------     -----------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                     (71,307)        (68,043)     (3,150,296)
     Disposal of property and equipment, net                                      --              --          28,040
                                                                         -----------     -----------    ------------
         Net cash used in investing activities                               (71,307)        (68,043)     (3,122,256)
                                                                         -----------     -----------    ------------

Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                      --              --       9,400,000
     Payments of obligations under capital leases                           (281,928)       (235,059)     (1,363,561)
     Proceeds from sale/leaseback of equipment                                    --              --         771,968
     Net proceeds from equipment leases                                           --              --       1,422,240
     Net proceeds from sale of redeemable convertible preferred stock             --       5,889,530      25,661,526
     Proceeds from sale of common stock                                        6,007      27,963,783      27,976,958
                                                                         -----------     -----------    ------------
         Net cash provided by (used for) financing activities               (275,921)     33,618,254      63,869,131
                                                                         -----------     -----------    ------------

Net increase (decrease) in cash and cash equivalents                      (1,635,824)     33,849,411      36,697,960

Cash and cash equivalents, beginning of period                             2,343,126       2,848,549              --
                                                                         -----------     -----------    ------------

Cash and cash equivalents, end of period                                 $   707,302     $36,697,960    $ 36,697,960
                                                                         ===========     ===========    ============

Supplemental disclosures and noncash transactions:
     Increase in equipment under capital leases                          $        --     $        --    $ (2,210,270)
                                                                         ===========     ===========    ============

     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock    $        --     $ 1,055,816    $  9,905,710
                                                                         ===========     ===========    ============

     Issuance of warrants                                                $        --     $        --    $    741,737
                                                                         ===========     ===========    ============

     Interest paid during the period                                     $   102,565     $    67,144    $  1,282,073
                                                                         ===========     ===========    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

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

During May 1996, the Company completed an initial public offering of 3,220,000 of common stock resulting in net proceeds of approximately $28.0 million (see
Note 4).

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

3. PRO FORMA NET LOSS PER COMMON SHARE

Pro forma net loss per common share is based on the pro forma weighted average number of common shares outstanding during the periods presented, assuming the automatic conversion of all shares of Series A, B, D and E redeemable convertible preferred stock then outstanding into 3,896,580 shares of common stock at June 30, 1995. Pursuant to the requirements of the SEC, common stock and preferred stock issued during the 12 months immediately preceding the initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of pro forma weighted average number of common shares outstanding for the entire period using the treasury stock method. Historical net loss per share has not been presented as such information is not considered to be relevant or meaningful.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1995 and 1996 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto.

This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to enter into and maintain collaborations with third parties , the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed under the heading "Risk Factors" in the Prospectus dated May 8, 1996 included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-2144).

OVERVIEW

Since commencement of operations in 1990, the Company has been a development stage company engaged primarily in the research and development of proprietary anti-rejection pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing long-term specific transplantation tolerance in humans. The major sources of the Company's working capital have been the proceeds of sales of equity securities, sponsored research funding and license fees and capital lease financings. The Company has not generated any revenues from the sales of products to date, and does not expect to receive any product revenues for several years. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

In 1993, and as amended and restated in September 1995, the Company and Sandoz entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Sandoz has committed research funding through March 1998 of $20.0 million, of which $14.0 million had been received as of June 30, 1996, and agreed to pay license fees of $10.0 million, of which $7.0 million had been received as of June 30, 1996. Sandoz has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1995, the Company and MedImmune formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, of which $750,000 had been received as of June 30, 1996.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues increased to $3.6 million for the three months ended June 30, 1996 from $2.5 million for the three months ended June 30, 1995. The increase in revenues was due to increased research and development revenues which consisted of increased funding from Sandoz of $500,000 for the three months ended June 30, 1996 as a result of the amendment and restatement of the collaboration agreement and $250,000 in research support revenue recognized in connection with the collaboration formed with MedImmune. Interest income increased to $305,000 for the three months ended June 30, 1996 from $35,000 for the three months ended June 30, 1995. The increase was due primarily to higher cash balances available for investment as a result of the initial public offering of the Company's common stock, completed in May 1996.

Research and development expenses increased to $3.1 million for the three months ended June 30, 1996 from $2.3 million for the three months ended June 30, 1995. This increase was primarily due to the final $250,000 payment of a $500,000 commitment for research support to Stem Cell Sciences combined with increases in research and development staff together with the associated increases in supplies and support services, partially offset by decreased expenditures related to the human clinical safety trials for BTI-322.

General and administrative expenses increased to $559,000 for the three months ended June 30, 1996 from $394,000 for the three months ended June 30, 1995. This increase was primarily due to increases in outside professional services in connection with market research and business development in part offset by decreased salary and related expenses and decreased headcount for general and administrative functions.

Interest expense decreased to $32,000 for the three months ended June 30, 1996 from $159,000 for the three months ended June 30, 1995. The decrease was primarily due to the conversion of $4.4 million and $1.0 million of convertible notes payable to stockholders, and the accrued interest thereon, into redeemable convertible preferred stock in October 1995 and February 1996, respectively. The redeemable convertible preferred stock was automatically converted into 738,208 shares of common stock upon the closing of the Company's initial public offering. The decrease was also attributable to decreasing balances on existing obligations under capital leases.

As a result of the above factors, the Company incurred a net loss for the three months ended June 30, 1996 of $158,000, or $0.02 per share, compared to a net loss of $361,000, or $0.09 per share for the three months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues increased to $5.6 million for the six months ended June 30, 1996 from $3.0 million for the six months ended June 30, 1995. The increase in revenues was due to increased research and development revenues which consisted of increased funding from Sandoz of $1.9 million for the six months ended June 30, 1996 as a result of the amendment and restatement of the collaboration agreement and $500,000 in research support revenue recognized in connection with the collaboration formed with MedImmune. Interest income increased to $381,000 for the six months ended June 30, 1996 from $94,000 for the six months ended June 30, 1995. The increase was due primarily to higher cash balances available for investment as a result of the Company's initial public offering, completed in May 1996.

Research and development expenses increased to $5.7 million for the six months ended June 30, 1996 from $4.9 million for the six months ended June 30, 1995. This increase was primarily due to the payment of $500,000 for research support to Stem Cell Sciences, combined with increases in research and development staff together with the associated increases in supplies and support services, partially offset by decreased expenditures related to the human clinical safety trials for BTI-322.

General and administrative expenses increased to $1.0 million for the six months ended June 30, 1996 from $839,000 for the six months ended June 30, 1995. This increase was primarily due to increases in outside professional services in connection with market research and business development in part offset by decreased salary and related expenses for general and administrative personnel.

Interest expense decreased to $83,000 for the six months ended June 30, 1996 from $352,000 for the six months ended June 30, 1995. The decrease was primarily due to the conversion of $4.4 million and $1.0 million of convertible notes payable, and the accrued interest thereon, to stockholders into redeemable convertible preferred stock in October 1995 and February 1996, respectively. The redeemable convertible preferred stock was automatically converted into 738,208 shares of common stock upon the closing of the Company's initial public offering. In addition, the decrease was in part attributable to decreasing balances on existing obligations under capital leases.

As a result of the above factors, the Company incurred a net loss for the six months ended June 30, 1996 of $1.1 million, or $0.18 per share, compared to a net loss of $3.1 million, or $0.78 per share for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

In May 1996, the Company completed an initial public offering of 3,220,000 shares of common stock at a price of $9.50 per share, and received net proceeds of approximately $28.0 million. In addition, all outstanding shares of Series A, B, D and E redeemable convertible preferred stock were automatically converted into 5,202,154 shares of common stock upon the closing of the initial public offering.

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations have been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $21.0 million from a research and development and collaboration agreement with Sandoz, $2.8 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Sandoz and MedImmune have been used to fund operating losses of approximately $31.2 million and the investment of approximately $3.7 million in equipment and leasehold improvements through June 30, 1996. The Company had no significant commitments as of June 30, 1996 for capital expenditures.

During the six months ended June 30, 1996, the Company paid Stem Cell Sciences $500,000 for research support and to maintain its pro rata equity interest in Stem Cell Sciences. In addition, the Company has an option to purchase additional shares of Stem Cell Sciences prior to July 1996, to maintain its pro rata equity interest and provide research support. If the Company does not make such further investment, its rights to certain technologies become nonexclusive.

The Company had cash and cash equivalents and working capital of $36.7 and $32.8 million, respectively, on a pro forma basis as of June 30, 1996, reflecting the net proceeds of $28.0 million from the initial public offering as described above.

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

The Company anticipates that its existing funds, including the proceeds from its initial public offering and interest earned thereon, should be sufficient to fund its operating and capital requirements as currently planned through the end of 1997. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     11.1      Statement: Computation of Pro Forma Net Loss Per Common Share
     27        Financial Data Schedule.

b)   Reports on Form 8-K
     None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BioTransplant Incorporated
                           (Registrant)

Date: August 13, 1996      /s/ Elliot Lebowitz
                           -----------------------------------------
                           Elliot Lebowitz
                           President and Chief Executive Officer
                           (Principal Executive Officer)


                           /s/ Richard V. Capasso
                           -----------------------------------------
                           Richard V. Capasso
                           Director of Finance
                           (Principal Finance and Accounting Officer)