Form 10-Q
period 1996-09-30
BIOTRANSPLANT INC
filed 1996-11-14
CIK 880259

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

FOR THE PERIOD ENDED        SEPTEMBER 30, 1996

                                       OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934


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
                                 Yes  X      No
                                     ---        ---




    As of November 12, 1996, there were 8,548,874 shares of the Registrant's
                            Common Stock outstanding.

================================================================================

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       Condensed Consolidated Balance Sheets as of December 31, 1995
           and September 30, 1996.........................................  3

       Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1995 and 1996, and for the period from inception (March 20, 1990) to September 30, 1996...  4

       Condensed Consolidated Statement of Cash Flows for nine months ended September 30, 1995 and 1996, and for the period from inception (March 20, 1990) to September 30, 1996...............  5

       Notes to Condensed Consolidated Financial Statements...............  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................  7


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................. 10

           SIGNATURES..................................................... 10

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                                                September 30,
                                                                                                December 31,         1996
                                                                                                    1995         (Unaudited)
                                                                                                ------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                  $  2,848,549     $ 15,896,560
     Marketable securities                                                                                --       17,632,072
     Accounts receivable                                                                             250,000          150,841
     Deposits and other prepaid expenses                                                             343,303          759,020
                                                                                                ------------     ------------
         Total current assets                                                                      3,441,852       34,438,493

Property and equipment - net                                                                       1,830,219        1,422,160
Other assets                                                                                          99,563           74,673
                                                                                                ------------     ------------
TOTAL ASSETS                                                                                    $  5,371,634     $ 35,935,326
                                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current obligation under capital leases                                                    $    450,768     $    426,343
     Accounts payable                                                                                187,225          222,934
     Accrued expenses                                                                                967,430        1,186,908
     Deferred revenue                                                                              1,750,000        2,000,000
                                                                                                ------------     ------------
         Total current liabilities                                                                 3,355,423        3,836,185
                                                                                                ------------     ------------

Long-term obligation under capital lease                                                             614,939          298,567
                                                                                                ------------     ------------
Convertible notes payable to stockholders                                                          1,000,000
                                                                                                                           --
                                                                                                ------------     ------------
Redeemable convertible preferred stock at net amount paid in, 15,586,345 shares issued
     and outstanding at December 31, 1995                                                         29,241,474               --
                                                                                                ------------     ------------

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
     outstanding - no shares                                                                              --               --

Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding
     126,594 shares at December 31, 1995 and 8,548,874 shares at September 30, 1996                    1,266           85,489
Additional paid-in capital                                                                         1,230,343       65,256,995
Accumulated deficit                                                                              (30,071,811)     (33,541,910)
                                                                                                ------------     ------------
         Total stockholders equity (deficit)                                                     (28,840,202)      31,800,574
                                                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  5,371,634     $ 35,935,326
                                                                                                ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                            Three Months Ended              Nine Months Ended            Cumulative
                                               September 30,                  September 30,                Since
                                           1995           1996            1995             1996          Inception
                                        ----------     -----------     -----------      -----------     ------------
Revenues:
     License fees                       $       --     $        --       2,000,000      $ 2,000,000     $  9,000,000
     Research and development            3,000,000       1,250,000       3,875,000        4,500,000       13,000,000
     Interest income                        11,057         493,333         105,494          874,345        1,399,822
                                        ----------     -----------     -----------      -----------     ------------
         Total revenues                  3,011,057       1,743,333       5,980,494        7,374,345       23,399,822
                                        ----------     -----------     -----------      -----------     ------------

Expenses:
     Research and development            2,458,601       3,244,848       7,359,751        8,923,289       45,198,496
     General and administrative            477,946         794,423       1,317,052        1,810,598       10,076,197
     Interest                              265,887          27,776         618,190          110,557        1,667,039
                                        ----------     -----------     -----------      -----------     ------------
         Total expenses                  3,202,434       4,067,047       9,294,993       10,844,444       56,941,732
                                        ----------     -----------     -----------      -----------     ------------

Net loss                                $ (191,377)    $(2,323,714)    $(3,314,499)     $(3,470,099)    $(33,541,910)
                                        ==========     ===========     ===========      ===========     ============

Pro forma net loss per common share     $    (0.05)    $     (0.27)    $     (0.83)     $     (0.50)
                                        ==========     ===========     ===========      ===========

Shares used in computing pro forma
     net loss per common share           4,015,254       8,548,756       4,012,567        6,999,687
                                        ==========     ===========     ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                              Nine Months Ended            Cumulative
                                                                                September 30,                Since
                                                                            1995             1996           Inception
                                                                         -----------     ------------     ------------
Cash flows from operating activities:
     Net loss                                                            $(3,314,499)    $ (3,470,099)    $(33,541,910)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       672,052          504,160        2,380,927
         Noncash interest expense                                                 --           15,583          465,477
         Noncash expenses related to options and warrants                    251,559           24,890        1,110,573

         Changes in current assets and liabilities:
              Accounts receivable                                                 --           99,159         (150,841)
              Deposits and prepaid expenses                                  154,686         (415,717)        (759,020)
              Accounts payable                                                14,594           35,709          222,934
              Accrued expenses                                               (33,181)         219,478        1,186,908
              Deferred revenue                                             3,125,000          250,000        2,000,000
                                                                         -----------     ------------     ------------
         Net cash provided by (used in) operating activities                 870,211       (2,736,837)     (27,084,952)
                                                                         -----------     ------------     ------------

Cash flows from investing activities:
     Purchases of property and equipment                                     (81,584)         (96,100)      (3,178,353)
     Disposal of property and equipment, net                                      --               --           28,040
     Purchase of marketable securities                                            --      (17,632,072)     (17,632,072)
                                                                         -----------     ------------     ------------
         Net cash used in investing activities                               (81,584)     (17,728,172)     (20,782,385)
                                                                         -----------     ------------     ------------

Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders               1,000,000               --        9,400,000
     Payments of obligations under capital leases                           (422,893)        (340,797)      (1,469,299)
     Proceeds from sale/leaseback of equipment                                    --               --          771,968
     Net proceeds from equipment leases                                           --               --        1,422,240
     Net proceeds from sale of redeemable convertible preferred stock             --        5,889,530       25,661,526
     Proceeds from sale of common stock                                        7,354       27,964,287       27,977,462
                                                                         -----------     ------------     ------------
         Net cash provided by financing activities                           584,461       33,513,020       63,763,897
                                                                         -----------     ------------     ------------

Net increase in cash and cash equivalents                                  1,373,088       13,048,011       15,896,560

Cash and cash equivalents, beginning of period                             2,343,126        2,848,549               --
                                                                         -----------     ------------     ------------

Cash and cash equivalents, end of period                                 $ 3,716,214     $ 15,896,560     $ 15,896,560
                                                                         ===========     ============     ============

Supplemental disclosures and noncash transactions:
     Increase in equipment under capital leases                          $        --     $         --     $ (2,210,270)
                                                                         ===========     ============     ============

     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock    $        --     $  1,055,816     $  9,905,710
                                                                         ===========     ============     ============

     Issuance of warrants                                                $        --     $         --     $    741,737
                                                                         ===========     ============     ============

     Interest paid during the period                                     $   146,840     $     94,901     $  1,309,830
                                                                         ===========     ============     ============

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

During May 1996, the Company completed an initial public offering of 3,220,000 shares of common stock resulting in net proceeds of approximately $28.0 million (see Note 4).

The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's initial public offering Prospectus dated May 8, 1996, which is part of the Company's Registration Statement on Form S-1, as amended and filed with the SEC (Reg. No. 333-2144).

2. CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents and marketable securities are classified as held-to-maturity and are stated at amortized cost, which approximates market value. Cash equivalents include short-term, highly liquid investments with original maturities of less than three months from the date of purchase. Marketable securities consist primarily of corporate notes with maturities of less than one year from the date of purchase. At September 30, 1996 the weighted average maturity of marketable securities was 4 months.

3. PRO FORMA NET LOSS PER COMMON SHARE

Pro forma net loss per common share is based on the pro forma weighted average number of common shares outstanding during the periods presented, assuming the automatic conversion of all shares of Series A, B, D and E redeemable convertible preferred stock then outstanding into 3,212,896 shares of common stock at September 30, 1995. Pursuant to the requirements of the SEC, common stock and preferred stock issued during the 12 months immediately preceding the initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of pro forma weighted average number of common shares outstanding for all periods presented until the effective date of the Company's initial public offering using the treasury stock method.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1995 and 1996 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto.

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

In 1993, the Company and Sandoz entered into a collaboration agreement (as amended and restated in September 1995) for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Sandoz has committed research funding through March 1998 of $20.0 million, of which $14.0 million had been received as of September 30, 1996, and agreed to pay license fees of $10.0 million, of which $7.0 million had been received as of September 30, 1996. Sandoz has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1995, the Company and MedImmune formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, of which $1.0 million had been received as of September 30, 1996.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues for the three months ended September 30, 1996 decreased to $1.7 million from $3.0 million for the three months ended September 30, 1995. The anticipated decrease was primarily due to the timing of $3.0 million in sponsored research funding from Sandoz during the three months ended September 30, 1995, compared to $1.0 million during the three months ended September 30, 1996, as a result of the amendment and restatement of the collaboration agreement with Sandoz in September, 1995. Under the terms of the amended and restated agreement, Sandoz has committed an additional $10.0 million of sponsored research funding for a total of $20.0 million in funding as described in the preceding "Overview" discussion. This anticipated decrease in revenues was in part offset by a $250,000 increase in sponsored research funding recognized in connection with the collaboration formed with MedImmune. Additionally, interest income increased to $493,000 for the three months ended September 30, 1996 from $11,000 for the three months ended September 30, 1995. The increase was due primarily to higher cash balances available for investment as a result of the initial public offering of the Company's common stock, completed in May 1996.

Research and development expenses increased to $3.2 million for the three months ended September 30, 1996 from $2.5 million for the three months ended September 30, 1995. This increase was primarily due to additional external research support, including $214,000 in payments made to Stem Cell Sciences, combined with increases in research and development staff together with the associated increases in supplies and support services, partially offset by decreased expenditures related to the human clinical safety trials for BTI-322.

General and administrative expenses increased to $794,000 for the three months ended September 30, 1996 from $478,000 for the three months ended September 30, 1995. This increase was primarily due to increases in outside professional services in connection with market research and business development in part offset by decreased salary and related expenses for general and administrative functions.

Interest expense decreased to $28,000 for the three months ended September 30, 1996 from $266,000 for the three months ended September 30, 1995. The decrease was primarily due to the conversion of $4.4 million and $1.0 million of convertible notes payable to stockholders, and the accrued interest thereon, into redeemable convertible preferred stock in October 1995 and February 1996, respectively. The redeemable convertible preferred stock was automatically converted to shares of common stock upon the closing of the Company's initial public offering. The decrease was also attributable to decreasing balances on existing obligations under capital leases.

As a result of the above factors, the Company incurred a net loss for the three months ended September 30, 1996 of $2.3 million, or $0.27 per share, compared to a net loss of $191,000, or $0.05 per share for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues increased to $7.4 million for the nine months ended September 30, 1996 from $6.0 million for the nine months ended September 30, 1995. The increase in revenues was primarily due to increased research and development revenues in connection with $750,000 in sponsored research funding from the collaboration formed with MedImmune. Sponsored research funding from the collaboration with Sandoz was $3.8 million for the nine months ended September 30, 1996 compared to $3.9 for the nine months ended September 30, 1996. Interest income increased to $874,000 for the nine months ended September 30, 1996 from $105,000 for the nine months ended September 30, 1995. The increase was due primarily to higher cash balances available for investment as a result of the Company's initial public offering, completed in May 1996.

Research and development expenses increased to $8.9 million for the nine months ended September 30, 1996 from $7.4 million for the nine months ended September 30, 1995. This increase was primarily due to approximately $714,000 of research support to Stem Cell Sciences, combined with increases in research and development staff together with the associated increases in supplies and support services, partially offset by decreased expenditures related to the human clinical safety trials for BTI-322.

General and administrative expenses increased to $1.8 million for the nine months ended September 30, 1996 from $1.3 million for the nine months ended September 30, 1995. This increase was primarily due to increases in outside professional services in connection with market research and business development in part offset by decreased salary and related expenses for general and administrative personnel.

Interest expense decreased to $111,000 for the nine months ended September 30, 1996 from $618,000 for the nine months ended September 30, 1995. The decrease was primarily due to the conversion of $4.4 million and $1.0 million of convertible notes payable, and the accrued interest thereon, to stockholders into redeemable convertible preferred stock in October 1995 and February 1996, respectively. The redeemable convertible preferred stock was automatically converted into 738,208 shares of common stock upon the closing of the Company's initial public offering. In addition, the decrease was in part attributable to decreasing balances on existing obligations under capital leases

As a result of the above factors, the Company incurred a net loss for the nine months ended September 30, 1996 of $3.5 million, or $0.50 per share, compared to a net loss of $3.3 million, or $0.83 per share for the nine months ended September 30, 1995.

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

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations have been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $21.0 million from a research and development and collaboration agreement with Sandoz, $3.0 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Sandoz and MedImmune have been used to fund operating losses of approximately $33.5 million and the investment of approximately $3.7 million in equipment and leasehold improvements through September 30, 1996. The Company had no significant commitments as of September 30, 1996 for capital expenditures.

During the nine months ended September 30, 1996, the Company paid Stem Cell Sciences approximately $929,000 for research support through December, 1996 and to maintain its pro rata equity interest in Stem Cell Sciences. In addition, the Company has an option to purchase additional shares of Stem Cell Sciences prior to December 1996, to maintain its pro rata equity interest. If the Company does not make such further investment, its rights to certain technologies become nonexclusive.

The Company had cash and cash equivalents and marketable securities of $33.5 and working capital of $30.6 million as of September 30, 1996, reflecting the net proceeds of $28.0 million from the initial public offering as described above.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $6.9 million, which includes approximately $3.9 million and $1.5 million in 1996 and 1997, respectively.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
   +10.1    Development and Supply Agreement between BioTransplant Incorporated and Activated Cell Therapy, dated August 22, 1996
   +10.2    Supply Agreement between BioTransplant Incorporated and Neose
            Technologies, Inc., dated September 20, 1996
    11.1    Statement: Computation of Pro Forma Net Loss Per Common Share
    27      Financial Data Schedule.

b) Reports on Form 8-K
   None.

-------------------
+ Confidential Treatment reguested as to certain portions.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BioTransplant Incorporated
                           (Registrant)

Date: November 14, 1996    /s/ Elliot Lebowitz
                           ----------------------------------------------
                           Elliot Lebowitz
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/ Richard V. Capasso
                           ----------------------------------------------
                           Richard V. Capasso
                           Director of Finance
                           (Principal Financial and Accounting Officer)