Form 10-K405
period 1996-12-31
BIOTRANSPLANT INC
filed 1997-03-28
CIK 880259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________


                         Commission File No. 000-28324
                         -----------------------------

                           BioTransplant Incorporated
                           --------------------------
             (Exact Name of registrant as Specified in its Charter)

                    Delaware                        04-3119555
                    --------                        ----------
         (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)        Identification No.)

      Charlestown Navy Yard, Bldg. 75, Third Avenue, Charlestown, MA 02129
      --------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

       Registrant's telephone number, including area code: (617) 241-5200

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                         No
                          ---                           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $32,645,370, based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 17, 1997.

     Number of shares outstanding of the registrant's class of Common Stock as of March 17, 1997:
8,562,941.

Documents incorporated by reference:
1996 Annual Report to Stockholders - Part II
Proxy Statement for the 1997 Annual Meeting of Stockholders - Part III

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

     The Company is developing proprietary anti-rejection pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing long-term specific transplantation tolerance in humans. Specific transplantation tolerance would allow a transplant recipient to accept a donor organ as self, while maintaining the remainder of the recipient's immune defenses. The Company's product candidates are intended to reduce or eliminate the need for lifelong immunosuppressive therapy, minimize infections and complications associated with organ transplantation, reduce the cost of treating end-stage organ disease, and increase the supply of transplantable organs.

     Organ transplantation is an established therapy for end-stage organ disease. Approximately 35,000 kidney, liver, heart and lung transplants were performed in the United States and Western Europe in 1995. There is a critical shortage of organs worldwide, and large, growing waiting lists have been established for potential organ transplant recipients. The Company estimates that over $5.0 billion is spent annually on organ transplantation in the United States alone. However, the success of these procedures is frequently limited by the rejection of the transplanted organ by the recipient's immune system. Over half of the costs of organ transplantation are attributable to care subsequent to the transplant, including lifelong immunosuppressive therapy and hospitalization due to complications resulting from the chronic use of immunosuppressive drugs, infections and transplant rejections.


     BioTransplant and MedImmune entered into an agreement in October 1995 relating to products to treat and prevent organ rejection derived from BioTransplant's BTI-322 and MedImmune's MEDI-500. BTI-322 is a novel and proprietary monoclonal antibody being developed as a stand-alone anti-rejection product and as an important component in the Company's AlloMune and XenoMune Systems for organ transplantation. A monoclonal antibody is a single antibody which reacts with a specific molecule, called an antigen, which triggers a response from the immune system. The Company has retained exclusive rights to the use of BTI-322 in its AlloMune and XenoMune Systems. By selectively inhibiting T cells in an antigen specific manner, preliminary studies indicate that BTI-322 leaves the remainder of the immune system competent to respond to pathogens (foreign organisms that cause disease) subsequent to BTI-322 administration. The Company believes that BTI-322 has potential both as a treatment for acute organ rejection and as an agent, administered at the time of transplantation, for the prevention of acute organ rejection. MEDI-500 is a monoclonal antibody that suppresses most T cells. Studies to date suggest that it may have a similar efficacy profile to, and an improved side effect profile over, OKT3, a widely used therapy for the treatment of acute rejection.

     The AlloMune System is designed to reduce or eliminate the need for lifelong immunosuppressive therapy in human to human organ transplantation by inducing long-term, specific transplantation tolerance through the creation of mixed bone marrow chimerism between the donor and the recipient. Mixed bone marrow chimerism re-educates the recipient's immune system to recognize the donor organ as self, while maintaining the remainder of the recipient's immune defenses. The Company is currently conducting preclinical studies in which kidneys of intentionally mismatched donor monkeys are being transplanted into monkey recipients which have undergone the Company's proprietary bone marrow chimerization procedure. To date, eight out of nine recipient monkeys have achieved mixed bone marrow chimerism with normal kidney function for periods ranging from 6 to 36 months without the need for chronic immunosuppressive therapy. The Company and its collaborators at the Massachusetts General Hospital have begun a pilot trial in patients for a prototype of the AlloMune System for re-educating the patient's immune system. The pilot trial is being conducted under a Physician's Investigational New Drug application approved by the hospital's Institutional Review Board. The Company is seeking to optimize the AlloMune System through additional preclinical testing in primates prior to filing an IND with the FDA for additional human clinical trials.

     With the XenoMune System, BioTransplant hopes to build upon the Company's proprietary knowledge and technology developed with the AlloMune System. The XenoMune System is designed to expand the pool of donor organs by using organs derived from proprietary miniswine for transplantation into humans. The Company is working to achieve mixed bone marrow chimerism between cross-species donors and recipients. The Company has established miniswine-to-primate mixed bone marrow chimerism for more than 300 days and has had preliminary success with miniswine-to-primate kidney transplant survival for up to 15 days, without evidence of hyperacute rejection (rejection that occurs immediately upon transplantation and is the consequence of the recipient having preformed antibodies against donor antigens). In addition, the Company is actively pursuing the genetic manipulation of the recipient's bone marrow with an MHC gene from the miniswine donor ("gene transduction") as an alternate means for inducing long-term specific tolerance. The Company has entered into a strategic alliance with Novartis Pharma Inc. ("Novartis," formerly Sandoz) to develop xenotransplantation (transplantation of organs between different species) products utilizing gene transduction. Pursuant to the Company's agreement with Novartis, BioTransplant will receive research funding and license fees of $30.0 million, of which $21.0 million had been received as of December 31, 1996. Additionally, the Company has entered into an exclusive supply agreement with CRL for the supply of miniswine cells and organs.

OVERVIEW OF ORGAN TRANSPLANTATION

     Organ Transplant Market

     During the last two decades organ transplantation has become an established therapy for end-stage organ disease due to the significant progress that has been made since the introduction of cyclosporine by Sandoz (now Novartis) in 1983. In 1995, over 35,000 organ transplants were performed in patients suffering from end-stage kidney, liver, heart and lung disease in the United States and Western Europe. The Company estimates that over $5 billion is spent annually in the United States on organ transplantation. However, the success of these procedures is frequently limited by the rejection of the transplanted organ by the recipient's immune system. To prevent rejection of the transplanted organ, recipients must maintain a lifelong regimen of immunosuppressive therapy. Over half of the costs of organ transplantation on a patient by patient basis are attributable to care subsequent to the transplant, including lifelong immunosuppressive therapy and hospitalizations due to complications resulting from the chronic use of immunosuppressive drugs, infections and transplant rejections. Other treatments for end-stage organ disease, such as kidney dialysis, are even more expensive. Accordingly, improvements in transplantation technology that reduce the wait for suitable organs and minimize infections and other complications, including retransplantation and the chronic use of immunosuppressive drugs, can be expected to lower the overall cost of treating end-stage organ disease.

     There is a critical shortage of organs worldwide and waiting lists have been established for potential organ transplant recipients. Over 50,000 patients in the United States suffering from end-stage organ disease were on waiting lists for a lifesaving organ transplant in 1996, based on data provided by the United Network for Organ Sharing ("UNOS"). This number has more than doubled since 1988, and the number of deaths of people on the waiting list has increased proportionately. If an adequate supply of transplant organs were available and the complications of transplantation minimized, the Company estimates that an additional 100,000 critically ill patients each year could benefit from organ transplantation as a replacement for disease damaged organs and as an alternative to artificial devices.

     Efforts to ease this organ shortage through public campaigns and advertisements to enlarge the pool of potential organ donors have been only moderately successful. Increased automotive safety has adversely affected the donation rate. The potential for allotransplantation (transplantation of organs between different individuals of the same species) to spread infectious disease has also limited the potential donor pool. While the number of cadaveric donors has increased in the last ten years, the demand for organs has increased more rapidly. Advances have been made in obtaining multiple organs from a single donor and in organ preservation techniques, but a severe shortage of organs still exists and the backlog of patients awaiting transplantation continues to grow. The shortage of donor organs restricts the number of transplant procedures performed and forces many patients to undergo costly and less effective alternatives to transplantation for as long as possible. This delay renders transplant candidates much sicker than they would have been if the organ transplant had been possible sooner.

     Transplantation Biology

     The immune system is one of the major biological defense mechanisms protecting the individual against disease and invasion by pathogens. It can distinguish self from specific foreign substances (known as antigens) and produce a specific biological response to clear and destroy the source of the foreign ("non-self") antigen.

     When an individual receives an organ transplant, the recipient's immune system generally recognizes the transplanted tissue as foreign and initiates an immune response against the organ, resulting in organ rejection. The immune response results from the recognition by the immune system of foreign antigens (histocompatibility antigens) on the surface of the cells of the donor which are different from those of the recipient. If, as in the case of identical twins, the histocompatibility antigens of the donor and the recipient are identical, no rejection response occurs. In all other cases, antigenic differences can provide sufficient stimulus to cause an immune response and, consequently, rejection of the organ.

     The biological specificity of the immune response is controlled by a subset of white blood cells known as T cells. Throughout an individual's life, the immune system reacts to foreign antigens and develops T cells capable of recognizing and responding to specific foreign antigens, including specific T cells capable of recognizing and reacting to specific foreign histocompatibility antigens. T cells learn to distinguish self from non-self when they mature in the thymus, and this maturation step induces tolerance to the individual's own antigens. When mature antigen specific T cells recognize histocompatibility antigens in transplanted tissue, they become activated and initiate a cascade of events, including the proliferation of T cells and B cells. Certain activated T cells can kill cells bearing foreign antigens and B cells are capable of producing antigen specific proteins called antibodies. Antibodies can bind to foreign cells or proteins and lead to their destruction or clearance from the body.

     There are two primary types of immune response to transplanted foreign tissue -- hyperacute and acute rejection. Hyperacute rejection occurs immediately upon transplantation and results from the reactivity of preexisting antibodies with antigens presented by the donor tissue. In hyperacute rejection, the donor organ is destroyed within minutes to hours and no treatment is currently available. Acute rejection occurs after transplantation of an organ when T cells recognize the histocompatibility antigens of the donor as foreign, become activated and, over a period of days or weeks, initiate a rejection response which may lead to the ultimate loss of the organ. The current approach to preventing acute organ rejection in transplant patients is to administer a combination of immunosuppressive medications which non-specifically suppress the ability of T cells to recognize and respond to antigens. These medications, however, not only inhibit T cells from recognizing histocompatibility antigens of donor organs, but also block the patient's T cells from recognizing other foreign antigens. As a result, the transplant recipient is rendered vulnerable to viral, bacterial and fungal infections. In addition, long-term use of these immunosuppressive drugs can lead to cardiovascular disease, kidney and liver damage, as well as an increased incidence of certain types of cancer such as skin and lip cancer and lymphomas. Most importantly, despite the administration of various immunosuppressive medications, instances of organ rejection still occur frequently and may necessitate increased doses of immunosuppressive drugs or inclusion of other anti-rejection therapies, thus compounding unwanted side effects and complications. If the rejection cannot be controlled, the rejected organ must be removed and another transplant will be required, or in the case of heart, liver or lung transplantation, the patient may die.

     Current Transplantation Procedures

     A patient with end-stage failure of a major organ (kidney, liver, heart or lung) or a patient in need of a bone marrow transplant must undergo a long process of treatment prior to and after transplantation. First, an attending physician must decide that the patient's organ is irreversibly damaged and unable to sustain life and that the patient is able to undergo the surgical and medical procedures associated with transplantation and post-transplantation therapy. Then, the patient must undergo tests to determine his or her histocompatibility antigens, called tissue typing. Once the patient's tissue type is known, a suitable donor organ or bone marrow must be located. During the waiting period, samples are taken from the potential recipient and tested for the presence of antibodies to a panel of histocompatibility antigens representative of the population of prospective donors. This procedure is known as the Panel Reactivity Antibody test and is used to determine the potential for hyperacute rejection of a transplant by an individual recipient.

     Once a potential donor is found, a cross-match test is performed in order to determine whether a potential recipient is likely to experience hyperacute rejection of the organ. The cross-match is designed to determine whether the patient has circulating antibodies to the foreign tissue of the potential donor, or related antigens developed in response to transfusion, pregnancy or prior transplantation which may react with the donor cells and thus the donor organ. The search for a reasonable tissue match based on histocompatibility antigens can prolong the time spent on the organ transplant waiting list for a donor organ. In the event that an organ is found with characteristics that suggest the likelihood of a good outcome, the organ transplant is performed.

     Neither tissue typing nor cross-match technology result in a perfectly matched organ. Therefore, foreign antigens will always be found on a donor organ, except in the case of transplants from an identical twin. The differences in donor and recipient antigens will cause the recipient's immune system to maintain a continuous response against the donor organ until rejection occurs, unless the immune response is suppressed. Following the transplantation procedure, the challenge in patient management is to prevent acute rejection of the organ by inhibiting T cell activation. The success of the transplant is dependent on the immunosuppressive regimen which is initiated on the day of surgery and is continued daily for the rest of the patient's life. Lifelong immunosuppressive therapy usually consists of the administration of a combination of immunosuppressants such as Sandimmune(R) or Neoral(R) (also known as cyclosporin A), prednisone (a steroid), and Imuran(R), (an anti-metabolite, also known as azathioprine). Chronic immunosuppressant medications have a narrow therapeutic window; that is, the administration of dosages which are too low results in organ rejection, while the administration of dosages which are too high can result in unacceptable toxicity, risk of cancer and infection. Because these medications also block the patient's T cells from recognizing foreign antigens, they render the patient susceptible to infections and tumors. In addition, patient noncompliance with the prescribed immunosuppressive therapy is a significant clinical problem due to the fact that if these drugs are stopped, rejection, sometimes irreversible, will occur.

     All patients receive chronic systemic immunosuppressants at the time of transplantation in order to reduce the probability of subsequent rejection of the organ. Some patients also receive an anti-T cell antibody such as OKT3 or ATGAM in an attempt to further decrease the probability of rejection (called "induction therapy"). The efficacy of OKT3 or ATGAM for use in induction therapy has not been established, and neither of these drugs, nor any other anti-T cell antibodies have been approved at the present time by the FDA for use in induction therapy.

     Approximately 30-50% of transplant patients will experience an acute rejection episode in the first year after transplantation. Additional intermittent episodes of acute rejection also occur, often requiring rehospitalization for a course of more intensive immunosuppression and may result in graft loss. Acute rejection episodes are treated with a short course of high dose steroids, anti-thymocyte globulin (such as ATGAM), or OKT3. In many cases these treatments are successful in reversing the acute rejection response. If these treatments are successful in reversing the acute rejection response, the recipient resumes chronic immunosuppressive drug maintenance therapy. However, the treatment of these rejection episodes is associated with increased complications due to the additional immunosuppression. Patients treated with antibody-based therapies (ATGAM or OKT3) respond by producing antibodies specific to the therapeutic antibody. This response can limit the ability of the physician to use these agents more than once in a given patient. All of the immunosuppressive drugs used to suppress the rejection response are toxic to the recipient and carry a variety of potentially serious side effects, including complications such as fever, shortness of breath, headaches, diarrhea, seizures or life-threatening cardiac reactions as well as increased infection and a higher incidence of cancer. Long-term use can cause liver and kidney damage and bone marrow depletion.

     An additional problem occurs in bone marrow transplantation. T cells from the donor are present in the marrow to be transplanted into the recipient. These T cells can respond to the recipient's cells and cause Graft-versus-Host Disease ("GvHD"), which is a rejection of the recipient by the T cells in the donor bone marrow. The therapies for GvHD are similar to solid organ rejection. However, a significant number of GvHD patients that do not respond to steroids will also fail to respond to any other currently available antilymphocytic agents and will die as a result of the GvHD.

PRODUCTS UNDER DEVELOPMENT

     In order to address the problems of organ transplantation described above, BioTransplant is developing a portfolio of proprietary anti-rejection pharmaceuticals and organ transplant systems with the goal of inducing long-term specific transplantation tolerance in humans. The Company is developing methods of selectively inhibiting T cells responsible for organ rejection and modifying a patient's immune system to accept foreign organs as if they were self by creating mixed bone marrow chimerism.

BTI-322

     BTI-322 is a novel and proprietary monoclonal antibody therapeutic candidate being developed as stand-alone anti-rejection product and as an important component in the Company's AlloMune and XenoMune Systems. By selectively inhibiting T cells in an antigen specific manner, it is believed that BTI-322 leaves the remainder of the immune system competent to respond to pathogens subsequent to BTI-322 administration. The Company believes that BTI-322 offers unique advantages both as a treatment for acute organ rejection and, when administered at the time of transplantation, as an agent for the prevention of acute organ rejection.

     BTI-322 is a monoclonal antibody that binds to CD2, an important therapeutic target on the surface of T cells. The Company believes that BTI-322 interferes with signaling through CD2, thereby preventing T cell activation. Other therapies used for the treatment of acute rejection only inhibit T cell activation around the time of the treatment period. However, based on in vitro experiments, the Company expects that BTI-322 will have a lasting effect even after administration and will continue to selectively suppress T cell responsiveness to the donor antigens. If the mechanism of action is substantiated by further data, the Company believes that BTI-322 may be effective against T cell mediated diseases (such as psoriasis, inflammatory bowel disease, Crohn's disease and rheumatoid arthritis). BTI-322 (then known as LO-CD2a) was discovered in the Experimental Immunology Unit of the Catholic University of Louvain, Belgium, by Drs. Herve Bazin and Dominique Latinne. The Company obtained exclusive rights to develop and commercialize this antibody in early 1993.

     Clinical Development. Early clinical results and research data suggest that BTI-322 has the potential to be a safe and effective agent for the prevention and treatment of allograft (intra-species transplants) and xenograft (inter-species transplants) rejection and GvHD. Prior to the grant of an exclusive license to BTI-322 to the Company in 1993, four patients had been treated for either acute kidney rejection or GvHD under a compassionate use protocol approved by the Catholic University of Louvain hospital ethical committee.

     In 1994, the Company conducted a physician-sponsored safety trial for the treatment of acute rejection of renal transplants in two centers in Belgium under a protocol approved by the hospital ethical committees. Twenty-four patients were treated. One patient withdrew from the study. A total of 13 patients completed treatment for their first rejection episode, 12 of whom responded to the treatment. A second group of 10 patients who had experienced multiple rejections, or had failed to respond to conventional treatment (including steroids and OKT3), were also treated. Seven of these patients responded to treatment. The majority of patients received the antibody without the steroid pre-treatment typically used to reduce side effects associated with T cell specific antibodies, and the therapy was well tolerated. Non-life-threatening side effects of limited duration were observed, mainly during the first of ten daily doses administered to each patient. These side effects were less severe than those generally observed in similar patients treated with steroid pre-treatment and OKT3 or ATGAM. The results of this study were submitted to the FDA as part of an IND in early 1995. The Company and MedImmune are currently conducting a Phase I/II trial of BTI-322 at MGH under this IND for the treatment of acute renal rejection with steroid coverage for the first dose.

     The Company is supporting a physician-sponsored Phase I/II clinical trial at the Catholic University of Louvain, for the use of BTI-322 as a component of induction therapy in renal allograft transplantation. Induction therapy is a clinical protocol used at the time of transplantation to reduce the probability of subsequent organ rejection by the recipient. Forty patients were randomized equally, to receive either placebo or BTI-322. The last patient was enrolled in February 1996. The rate of acute rejection after the administration of induction therapy with BTI-322 is lower than that of a concurrent randomized control group of twenty patients that were not given BTI-322 for their induction therapy. A physician-sponsored Phase I/II clinical trial of BTI-322 for induction therapy for liver allograft transplantation has been approved by the Catholic University of Louvain hospital ethical committee and was open for enrollment in late 1996.

     Under a compassionate use protocol, BTI-322 has also been used to treat steroid-resistant GvHD. Six patients have been treated with BTI-322 and five patients demonstrated reversal of certain of their symptoms during the course of treatment with BTI-322. Two patients have shown no relapse of symptoms in the absence of chronic steroid treatment for six and seven months, respectively, after the antibody therapy. The other four patients suffered relapse of their GvHD after completion of BTI-322 administration and subsequently died due to the consequences of their disease. The

Company believes that BTI-322 administered at the onset of GvHD symptoms has a greater probability of long-term clinical success. A physician-sponsored Phase I/II trial for the early treatment of steroid-resistant GvHD recently commenced in Europe and MedImmune began a Phase I/II clinical trial in the United States in late 1996.

     To date, the Company has used a rodent form of BTI-322 in its early stage clinical trials. Although the Company believes the rodent antibody is acceptable in the prevention and treatment of allograft organ rejection, it may not be appropriate for diseases which require multiple courses of the drug, such as T cell mediated chronic diseases (including psoriasis, inflammatory bowel disease, Crohn's disease and rheumatoid arthritis). Therefore, the Company has developed a humanized form of BTI-322 by incorporating the specificity of BTI-322 on the backbone of a human antibody molecule. The Company expects that the humanized version of BTI-322 will be available for use in clinical testing in 1997. In experiments done to date by the Company, the humanized form of the antibody has similar functional effects to those of the rodent antibody. See "-- Patents and Proprietary Rights."

     MEDI-500

     In October 1995, the Company and MedImmune formed a collaboration to develop and commercialize products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322 and MEDI-500. Under the terms of the collaboration agreement between MedImmune and the Company, MedImmune is required to pay royalties to the Company on sales of BTI-322 and MEDI-500. MEDI-500 is a murine monoclonal antibody which has been in-licensed to MedImmune by the University of Kentucky. MEDI-500 suppresses most T cells by binding to a protein (the alpha-beta receptor) on the cell surface.

     Clinical Development. MEDI-500 has been evaluated in several transplantation clinical trials involving approximately 400 individuals. A Phase II clinical trial comparing MEDI-500 with OKT3, the only commercially available monoclonal antibody for treatment of acute rejection suggested that MEDI-500 may have a similar efficacy profile but with reduced side effects. MEDI-500 is currently being evaluated for prevention of GvHD in a Phase III clinical trial sponsored by the National Heart, Lung and Blood Institute (NHLBI).

The AlloMune System

     The Company's AlloMune System is designed to allow the transplantation of mismatched organs from human donors, so as to reduce or eliminate the need for lifelong systemic immunosuppressive therapy. The proposed AlloMune System incorporates several components into a proprietary and integrated system to create mixed bone marrow chimerism leading to specific immune tolerance.

     The AlloMune System is being designed to achieve specific immune tolerance to the mismatched organ through the creation of mixed bone marrow chimerism. Chimeric bone marrow contains the cells of both the donor and the recipient. The creation of the mixed chimeric state will cause the newly differentiated T cells to become specifically tolerant to the donor antigens and regard them as self. The advantage of the induction of donor specific immune tolerance is that the recipient will retain its ability to respond to the antigens of foreign pathogens without responding to the donor antigens on the organ transplant. Specific immune tolerance will reduce or eliminate the need for lifelong immunosuppressive therapy. The Company has exclusive rights to patent applications directed towards producing bone marrow chimerism.

     Prior to transplantation of the donor bone marrow, the recipient is given injections of an anti-T cell antibody in order to block the recipient's immune response to the new foreign antigens from the donor. Concurrent with the administration of the anti-T cell antibody, the recipient receives doses of radiation to make space in the recipient's bone marrow and allow the transplanted bone marrow to "seed" the newly created space. Bone marrow from the donor is then injected into the recipient, the organ is transplanted and a short course (expected to last approximately 28 days) of immunosuppressive therapy is administered.

     Preclinical Development. The Company is currently conducting preclinical studies in which kidneys of intentionally fully mismatched donor monkeys are being transplanted into recipient monkeys which have undergone the bone marrow chimerism procedure. The first recipient has achieved mixed bone marrow chimerism with normal kidney function for over 27 months, without chronic systemic immunosuppressive therapy. In addition, the recipient has demonstrated specific transplantation tolerance to a skin graft from the donor monkey, in the absence of immunosuppressive drugs. However, the recipient monkey has rejected skin grafts transplanted from another monkey (third party donor), indicating that the monkey is specifically tolerant to the antigens of the donor and thus has a normal ability to respond to foreign antigens. To date, the creation of mixed bone marrow chimerism and normal kidney function has been replicated in seven out of eight additional monkeys for periods from 6 to 37 months. The Company has analyzed the ability of T cells from the chimeric monkeys to respond to cells from the donor and other monkeys. The Company has demonstrated that the T cells from the chimeric monkeys do not become activated by donor cells in culture but will respond to cells from other monkeys (third party donors).

     The Company is continuing to evaluate modifications to the conditioning regimen in rodent and primate models. Recent evidence from the Company's rodent models has demonstrated the ability to eliminate or greatly reduce the level of irradiation needed to establish a state of mixed bone marrow chimerism, and the Company intends to evaluate this approach in primate models.

     In order to demonstrate the feasibility of the induction of long-term tolerance to allografts, the Company intends to optimize the AlloMune System through additional preclinical trials in primates prior to filing an IND with the FDA for clinical trials. The Company's academic collaborators have initiated a physician sponsored IND under the approval of a hospital institutional review board and have begun a pilot proof of principle evaluation of the prototype AlloMune System in humans.

The XenoMune System

     Xenotransplantation is designed to address the issue of limited human organ availability. With the XenoMune System, BioTransplant hopes to build upon the Company's proprietary knowledge and technology developed with the AlloMune System to achieve transplantation of organs from animals into humans, using organs derived from miniswine. Many of the components of the proposed AlloMune System are also part of the proposed XenoMune System. However, there are additional unique components in the XenoMune System.

     The proposed XenoMune System is expected to include miniswine kidneys, hearts, lungs and other organs for transplantation. Pursuant to a collaboration agreement with CRL, the Company has obtained exclusive rights to miniswine which are being specifically developed by CRL for use in xenotransplantation. These miniswine are an appropriate donor choice for xenotransplantation because of their size, physiology, inbreeding at swine histocompatibility genes, long-term medical history and breeding capacity. The Company uses these miniswine as a potential donor of xenogeneic organs because the animals offer advantages over the use of other species, such as non-human primates, where there is increased risk of the transmission of viruses to the recipient and the donor's status as an endangered species may raise biological and ethical concerns.

     Untreated swine-to-primate organ transplants normally result in hyperacute organ rejection within hours of the transplant. One of the significant challenges in xenotransplantation is overcoming hyperacute rejection, which is mediated by pre-existing antibodies in the recipient which react with the donor tissue ("natural antibodies"). To avoid the hyperacute rejection of a miniswine organ, BioTransplant is using a proprietary absorption technique, licensed from a third party, to absorb natural antibodies from the recipient's blood prior to the transplant of miniswine organs into monkeys.

     To prevent acute rejection of the transplanted miniswine organ, the Company is working to achieve mixed bone marrow chimerism between cross-species donors and recipients. As an alternative method of inducing specific tolerance, the Company is actively pursuing a gene transduction approach.

     Research and Preclinical Development. To avoid hyperacute rejection of miniswine kidneys by baboons and cynomolgus monkeys the Company has used its absorption technique. Up to 15 day survival of the miniswine kidneys has been achieved without pathological signs of hyperacute rejection. Based on preliminary data, the Company believes that this technique will also remove natural antibodies from human blood.

     The Company has achieved mixed bone marrow chimerism and long-term xenograft tolerance between rat and mouse. The Company has also demonstrated chimerism and long-term acceptance of miniswine skin grafts on immunocompetent rodents. In addition, the Company has established mixed bone marrow chimerism in the miniswine-to-primate model. The Company has developed a proprietary method to promote the engraftment of swine bone marrow in primates and has thereby achieved miniswine-to-primate bone marrow chimerism engraftment for 300 days. The use of this technique in a protocol similar to the AlloMune System has produced long-term xeno-chimerism in three out of three primates and has resulted in a diminished miniswine-specific T cell response from the chimeric monkeys. These results represent progress towards the generation of specific immune tolerance to miniswine antigens.

     The Company's collaborators at the Massachusetts General Hospital have published the first successful demonstration in a pig-to-mouse model of tolerance to permanently re-educate the immune system to accept transplanted tissue from a different species in the absence of immunosuppressive drugs.

     A gene transduction approach to xenotransplantation is also being developed. The Company has demonstrated that gene transfer of a single histocompatibility complex gene from one inbred line of miniswine to another by retroviral gene transfer into the recipient's own bone marrow cells can induce specific immune tolerance to a donor kidney without chronic immunosuppressive therapy. Based on this observation, the Company has performed miniswine to primate experiments using similar gene transduction techniques. In these experiments multilineage expression of the miniswine MHC gene was demonstrated for eight months in the initial primate recipient. The Company has entered into a strategic alliance with Novartis for the development of xenotransplantation products utilizing gene transduction and with CRL for the supply of miniswine. See "Collaborations and Agreements - Novartis" and "- Charles River Laboratories."

COLLABORATIONS AND AGREEMENTS

     As part of its strategy, the Company has established alliances with pharmaceutical and other biotechnology companies, academic institutions and scientists and government laboratories. Currently, its principal strategic alliances are the following:

     Dr. David H. Sachs/The Massachusetts General Hospital

     In January 1991, the Company entered into a ten-year agreement with MGH under which BioTransplant funds a portion of the research of Dr. Sachs and other MGH personnel, including Drs. A. Benedict Cosimi, Megan Sykes, Christian LeGuern and Jay Fishman in the area of transplantation of organs and tissues and, in particular, xenograft transplantation involving primates, mice and miniswine. In exchange for such research funding, MGH has granted the Company exclusive worldwide rights to technology and inventions developed in the course of the Company funded research, subject to a royalty to be paid to MGH and subject to the usual retention rights of the United States Government. BioTransplant also has a right of first refusal in connection with any additional research proposals in the field of tissue and organ transplantation to be submitted by Dr. Sachs and his colleagues (who are funded by BioTransplant) to other commercial sponsors. See "Scientific Advisory Board."

     Novartis Pharma Inc. (formerly Sandoz)

     In April 1993, the Company entered into a five-year collaboration agreement with Novartis Pharma Inc. ("Novartis," formerly Sandoz), the world's leading supplier of transplantation therapeutics, which was amended and restated in September 1995 (the "Novartis Agreement"), to develop and commercialize xenotransplantation products utilizing gene transduction. Pursuant to the Novartis Agreement, the Company will receive research funding of $20.0 million, of which $14.0 million had been received as of December 31, 1996, and license fees of $10.0 million, of which $7.0 million had been received as of December 31, 1996, in connection with the research by the Company of certain xenotransplantation products. In addition, in 1992 Novartis purchased $5.0 million of the Company's Series B Convertible Preferred Stock ("Series B Stock"), which converted into 532,125 shares of Common Stock upon consummation of the Company's initial public offering. Pursuant to the terms of the Novartis Agreement, Novartis is obliged to fund the development costs associated with certain xenotransplantation products developed by the Company subject to reimbursement of a portion thereof by the Company, if the Company elects to co-promote such products. The Company has the right to co-promote such products solely in North America and to receive an agreed upon share of profits, if any, derived from North American sales. The Company is entitled to receive royalties on the sale of such licensed products by Novartis outside of North America and, to the extent that the Company elects not to co-promote in North America, on sales in North America as well. Royalties and profits from any licensed products developed will depend, in part, upon the efforts of Novartis to perform clinical testing, obtain regulatory approvals and market and sell such products both within and outside of the United States. The amount and timing of the resources devoted to these activities by Novartis will be controlled by Novartis. Under certain circumstances, Novartis may develop or market products competitive with the Company's xenotransplantation products utilizing the gene transduction approach. Pursuant to the Novartis Agreement, Novartis has an option under certain circumstances to obtain an exclusive license to inventions developed in the course of BioTransplant research funded by Novartis for use outside the field of xenotransplantation.

     MedImmune

     In October 1995, the Company and MedImmune formed a collaborative agreement for the development and commercialization of products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322, MEDI-500 and future generations of products derived from these two molecules. Pursuant to the collaboration, the Company granted MedImmune an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, other than the use of BTI-322 in kits or systems for xenotransplantation or allotransplantation. MedImmune paid BioTransplant a $2.0 million license fee at the time of formation of the collaboration, and agreed to fund and assume responsibility for clinical testing and commercialization of any resulting products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, up to $12.0 million of which is repayable from royalties on BTI-322 or MEDI-500, as well as to pay royalties on any sales of BTI-322, MEDI-500 and future generations of products, if any. Royalties will depend, in part, upon the efforts of MedImmune to perform clinical testing, obtain regulatory approvals and market and sell BTI-322 and MEDI-500. The amount and timing of the resources devoted to these activities by MedImmune will be controlled by MedImmune.

     Charles River Laboratories

     In March 1991, BioTransplant entered into an exclusive research and supply agreement with CRL, a wholly-owned subsidiary of Bausch & Lomb, Inc., which assigned its rights in the agreement to an affiliate, Wilmington Partners L.P., in 1993. CRL is a leading company in providing genetically-defined and "pathogen-free" animals to the biomedical community. Pursuant to the agreement, CRL is the exclusive supplier of miniswine and/or miniswine organs to be delivered by the Company as part of the XenoMune System. CRL contributes miniswine from its proprietary colony at no cost to the Company during the research and development stage. During this stage, CRL has and will continue to assume all of the costs of maintaining, expanding and improving the miniswine herd, including extensive research and development costs associated with achieving "specific pathogen-free" status for the herd in support of the delivery of transplantable organs. Pursuant to the agreement, the Company will make payments to CRL based on commercial sales of miniswine organs. CRL is the exclusive owner of the miniswine herd, and has agreed to assign all of its proprietary rights to the Company in exchange for an exclusive organ supply relationship.

     Stem Cell Sciences

     The Company has entered into a strategic alliance with Stem Cell Sciences Pty Ltd. ("Stem Cell Sciences") for the purpose of genetically engineering miniswine. BioTransplant has been granted worldwide, exclusive rights, subject to the payment of a royalty, to technology, products and processes for the derivation and manipulation of porcine embryonic stem cells developed during the research term and useful in xenotransplantation in humans. In addition, Stem Cell Sciences will be creating relevant transgenic miniswine for the Company. BioTransplant has made equity investments in Stem Cell Sciences, which represent 30% of the outstanding shares of that company. At least half of the consideration received by Stem Cell Sciences from the Company's equity investment will be used to fund research in the development of germ line competent porcine embryonic stem cells and, in particular, the development of technology, products and processes useful for xenotransplantation in humans. BioTransplant made an additional investment in Stem Cell Sciences in 1996 to maintain its 30% ownership position and support additional research. The Company has the option to make a further equity investment in 1997 to maintain its ownership percentage. If the Company does not make such further investment then its rights become nonexclusive.

     Other Arrangements

     Catholic University of Louvain (Belgium). BioTransplant is funding research at the Experimental Immunology Unit of the Catholic University of Louvain, Belgium (Drs. Herve Bazin and Dominique Latinne), for the development of monoclonal antibodies. The Company has exclusive worldwide commercialization rights to discoveries, including BTI-322, made in laboratories under the Company's sponsorship, subject to a royalty.

     Alberta Research Council (Canada). BioTransplant has entered into a worldwide license (subject to a royalty) with the Alberta Research Council for specified patents and patent applications covering technology potentially useful for removal of natural antibodies against xenografts. The license is exclusive, except for one patent application directed to the removal of natural antibodies against xenografts which is co-owned by one of the inventors and was assigned to a competitor. The Alberta Research Council has also granted to BioTransplant a non-exclusive, worldwide license to use any of its information, data, formulas or processing information which pertain to the manufacture, development or use of any products resulting from the licensed patents in the field of xenotransplantation.

MANUFACTURING AND SUPPLY

     The Company currently has no manufacturing facilities or staff for clinical or commercial production of any compounds or systems under consideration as product candidates. The Company plans to rely on third parties initially to manufacture certain of its product candidates for research, preclinical testing, clinical trials and commercialization, if any, with a long-term objective to develop internal manufacturing capability where appropriate. There is no assurance that the Company will be able to develop or contract for manufacturing capabilities of any of its products or systems on acceptable terms.

     Materials for preclinical studies and ongoing and planned clinical trials with the rodent BTI-322 were manufactured by a contractor in Europe. Supplies of humanized BTI-322 required for preclinical studies, clinical trials and commercial products will be manufactured by MedImmune using its own manufacturing facilities and the Company expects supplies to be available for clinical testing in 1997.

     The manufacture of the Company's AlloMune and XenoMune Systems may require the production of cytokines, monoclonal antibodies and gene transfer vectors. The Company has the capacity to produce these materials in sufficient quantity and of sufficient quality to support preclinical studies. Materials of the quality suitable for clinical trials will have to be produced by third party manufacturers. In addition, the Company has entered into an agreement with Activated Cell Therapy to provide a system for handling, transferring and purifying donor bone marrow. CRL has agreed to supply miniswine and miniswine organs exclusively for BioTransplant in connection with xenotransplantation.

MARKETING

     MedImmune has exclusive worldwide marketing rights to BTI-322, as well as to its proprietary product, MEDI-500. MedImmune has disclosed that it is developing a sales and marketing organization and has recently recruited four regional business directors, each with 15 or more years of sales, marketing or managed care experience, to manage four regional business units established by MedImmune. MedImmune has disclosed that its sales and marketing organization will serve both the transplantation and infectious disease markets, and that MedImmune currently has approximately 70 people in its sales and marketing organization.

     BioTransplant currently holds all marketing rights to the AlloMune System, although the Company may seek a corporate partner to support the development and commercialization of the AlloMune System. In the United States, the Company currently intends to market the AlloMune System and related products and systems to organ transplant centers (estimated at approximately 275), which the Company believes will allow significant market coverage with relatively few sales personnel. To implement this marketing strategy, the Company intends to hire a limited number of sales and marketing personnel. In foreign markets, the Company expects to use local pharmaceutical companies to market its products and systems due to the complexities of foreign regulations and medical practices.

     Pursuant to the collaboration agreement between BioTransplant and Novartis, Novartis has been granted exclusive worldwide rights to market xenotransplantation products based on gene transduction, subject to the Company's right to co-promote in North America. The Company currently intends to exercise this co-promotion right at such time as Novartis has submitted an application for regulatory approval of the XenoMune System to the FDA. To the extent the Company develops a xenotransplantation product that does not utilize gene transduction, the Company may seek to collaborate with a third party or may seek to market such product on its own.

     Due to the early stage of the Company's development efforts, the Company has no marketing or sales personnel. There can be no assurance that the Company will be able to successfully develop an effective marketing and sales organization or enter into acceptable collaborative agreements with third parties for the marketing of those products for which the Company has retained marketing rights.

RESEARCH AND DEVELOPMENT

     The Company's total research and development expenses were $11.8 million, $9.5 million and $12.3 million for 1994, 1995 and 1996, respectively. Collaborative research and development revenues totalled $3.0 million, $9.9 million and $7.8 million in 1994, 1995 and 1996, respectively.

PATENTS AND PROPRIETARY RIGHTS

     As of March 17, 1997, there were five patents issued and 34 patent applications pending in the United States Patent and Trademark Office owned by or licensed to BioTransplant, including 17 patent applications licensed exclusively to the Company by MGH. The Company has also filed corresponding patent applications in selected foreign countries for certain of these U.S. patent applications. BioTransplant believes that its proprietary rights in its technology are important to its ability to develop and commercialize products and to profit from its research.

     The Company's strategy is to pursue aggressively a strong patent portfolio. There can be no assurance that patent applications owned by or licensed to the Company will issue or that, if issued, they will provide the Company with significant protection against competitors. There can be no assurance that BioTransplant will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to BioTransplant, and the cost and availability of such licenses are currently unknown. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed upon or designed around by others or that others will not hold patent rights that prevent the Company from commercializing the patented invention.

     The Company is aware of granted patents which claim monoclonal antibodies which bind to T cells and the therapeutic use thereof. These patents are owned by Johnson & Johnson, which manufactures and sells OKT3, a T cell binding monoclonal antibody with which the Company expects BTI-322 to compete. Although BTI-322 is also a monoclonal antibody which binds to T cells, the Company believes that BTI-322 is distinguishable from the monoclonal antibodies claimed in such patents, and does not infringe such patents either literally or under the doctrine of equivalents. Notwithstanding such belief, there is a risk that the patent owner could initiate patent infringement litigation to prevent the manufacture, sale and use of BTI-322. If the patentee should prevail in such litigation, the Company could be required to pay damages and reimburse the patentee for the cost of such litigation. In addition, if the patentee was not prepared to grant a license to the Company, an injunction could issue which would prevent the manufacture, sale and use of BTI-322. In addition, MEDI-500 is a monoclonal antibody which binds to T cells, and may be subject to similar risks as BTI-322. If the manufacture, sale or use of MEDI-500 infringes these patents, the royalties, if any, relating to MEDI-500 may be reduced or eliminated.

     The Company has reviewed issued patents which include claims relating to the process for producing humanized rodent monoclonal antibodies. These patents are held by biotechnology companies and an academic institution. While BTI-322 is a rodent antibody, the Company and MedImmune intend to commercialize a humanized version of BTI-322. The Company intends to seek licenses from these entities under these patents. However, there can be no assurance that the Company will be able to obtain such licenses on acceptable terms, if at all. Failure to obtain such licenses could require the Company to suspend or modify its humanized version of BTI-322 and would limit the use of BTI-322 to indications not requiring repeated multiple administrations.

     The Company is also aware of a granted United States patent directed to the production of transgenic animals by the use of a microinjection technique, which the Company believes is licensed to a competitor. Such patent could have an adverse impact on the Company's ability to produce transgenic animals by microinjection. In addition, the Company is aware of a pending United States patent application which is directed to embryonic stem cells. If such patent application should mature into a patent, such patent may have an adverse impact on the Company's program for producing transgenic swine by the use of embryonic stem cells.

     Pursuant to a collaboration with CRL, the Company has obtained exclusive rights to a herd of miniswine being developed by CRL for xenotransplantation purposes. Although there are no United States or foreign patents or patent applications relating to CRL's miniswine, the Company considers these animals to be a valuable part of its XenoMune System and plans to work with CRL to apply for patent protection for specific swine strains developed by genetic manipulation. See "Collaborations and Agreements - Charles River Laboratories."

     Some of the Company's know-how and technology is not patentable. To protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements with BioTransplant. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.

COMPETITION

     The products being developed by the Company compete with existing and new products being created by pharmaceutical, biopharmaceutical, biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of products and obtaining FDA and other regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. In addition, colleges, universities, government agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

     In particular, there are several commercially available anti-rejection drugs that will compete with BTI-322 and MEDI-500 products, including OKT3 and ATGAM. To the extent that these therapeutics address the problems associated with transplantation on which the Company has focused, they may represent significant competition. In addition, Roche (Protein Design Laboratories, Inc.) and Novartis have conducted clinical trials with potentially competitive compounds.

     In addition, the Company is aware of other biotechnology companies attempting xenotransplants, including Imutran Ltd., a wholly-owned subsidiary of Novartis, Nextran Inc., a wholly owned subsidiary of Baxter HealthCare, Alexion Pharmaceuticals, Inc. and SangStat. Some of the Company's competitors are using organs derived from genetically modified transgenic donors which are designed to eliminate hyperacute rejection in humans. Despite the Company's progress in creating specific immune tolerance for transplantation, there can be no assurance that others will not be successful in inducing specific immune tolerance. In addition, the development of superior immunosuppressant therapeutics, mechanical organ systems and other improvements in therapies for end stage organ disease could adversely affect the size of the Company's available markets.

GOVERNMENT REGULATION

     The development and commercialization of the Company's products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign countries.

     Based upon initial discussions with the FDA, the Company believes that BTI-322 will be classified as a "biologic" and regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The Company expects the AlloMune and XenoMune Systems to be classified as a Combination Product, with the Center for Biologics Evaluation and Research ("CBER") assuming principal responsibilities for the review, assisted by the Center for Devices and Radiologic Health. Development of a therapeutic product for human use under either act is a multi-step process. First, in vitro or animal testing must establish the potential safety and efficacy of the experimental product in a given disease. Once the product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an IND must be submitted to the FDA as a precondition to human clinical trials.

     Clinical trials typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety and pharmacokinetics of the experimental product in humans, and if possible, to gain early indications of efficacy. Phase I studies also evaluate various routes, dosages and schedules of product administration. If acceptable product safety is demonstrated, Phase II studies are initiated. Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and typically involve a relatively small number of patients. The optimal routes, dosages and schedules of administration are confirmed in these studies. If Phase II trials indicate safety and efficacy, Phase III studies will be commenced. Phase III studies further test for product safety and efficacy in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the product with currently available products. It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, although the time period may last as long as several years.

     Following completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated, together with manufacturing data, is submitted to the FDA as part of a product license application ("PLA") for a biologic or as part of a new drug application ("NDA") for a non-biologic drug in the United States. Approval of the PLA or NDA is necessary before a company may market the product. The approval process can be very lengthy and depends upon the time it takes to review the submitted data, the FDA's comments on the application and the time required for the Company to provide satisfactory answers or additional clinical data when requested. The FDA has ongoing adverse experience reporting requirements once the PLA is approved.

     The results of all preclinical, development/manufacturing and Phase I, II and III clinical study data generated in Europe or the United States may also be submitted to the European Medicines Evaluation Agency ("EMEA"), the counterpart of the FDA, for approval as a Marketing Approval Application ("MAA"), which is the equivalent of a PLA. The application procedure is known as the "Centralized" procedure. The MAA is assigned to a "rapporteur," who coordinates the assessment of the application by a team of "experts" in the preclinical, product manufacturing and clinical areas. An overview of the results of the assessment are then presented to the Committee on Proprietary Medicinal Products ("CPMP"). The CPMP, which is comprised of two members from each Member State of the European Union, evaluates both the MAA and the rapporteur's recommendations and forms an opinion on the approval or rejection of the MAA. This opinion is then referred to the European Commission, and the European Council if appropriate, for a final decision. Approval of the MAA permits product marketing within all countries of the European Union. This MAA procedure takes a minimum of 300 days, excluding the time taken by the applicant to respond to questions raised by the CPMP.

     The manufacture of xenograft products for human transplantation can be expected to present novel questions concerning both the safety of the products produced thereby and compliance with current good manufacturing practices in the production of biologics. In addition to the PLA in the United States, a company may also be required to file an establishment license application ("ELA") prior to marketing a biological product. The ELA will not be approved unless manufacturing procedures and facilities comply with strict FDA requirements concerning good manufacturing practices as well as any special requirements imposed as a part of the PLA approval. A portion of the Phase III clinical trials of a biological product must use material produced by such procedures and in such facilities. Continued compliance with current good manufacturing practice is required to be eligible to continue to market the products once they are approved.

     The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases, those where fewer than 200,000 persons in the United States at the time of application for orphan drug designation would be likely to receive the treatment. BioTransplant intends to pursue this designation with respect to any of its products intended for patient populations in the United States of less than 200,000.

     A product that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its indication is entitled to a seven-year exclusive marketing period in the United States for that indication. A product that is considered by the FDA to be different from a particular orphan drug or is approved for different indications is not barred from sale in the United States during the seven-year exclusive marketing period. In the European Union, although there are some minor orphan drug provisions in some countries, there is, as yet, no equivalent overall process to that followed in the United States.

REIMBURSEMENT

     Major health insurance programs in the United States, including Blue Cross and Blue Shield and other managed care plans which cover more than 125 million Americans, pay for most non-kidney transplantation costs for their members. Kidney transplants (and dialysis) are funded by Medicare, a federally supported program which pays for over 65% of the costs associated with end-stage renal disease. The Company expects that private health insurance and the Medicare program will continue to reimburse transplant expenses at current levels in the majority of cases. The Company plans to design its clinical trials to demonstrate lower overall treatment costs for end-stage organ disease compared to alternative therapies. Since some of the Company's organ transplantation systems are designed to allow rescue from life-threatening disease for which there are no alternative treatments, the Company believes that those products will receive reimbursement commensurate with current practices. However, pending or future health care reform proposals could result in significant changes in the United States reimbursement climate.

FACTORS THAT MAY AFFECT RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Annual Report on Form 10-K.

     Lack of Commercial Products; No Assurance of Successful Product Development. The Company is in the early development stage and has been engaged, to date, primarily in organizational and research and development activities. The Company has not yet completed the development of, or conducted significant human testing with respect to, any product. The Company has no products available for sale and does not expect to have any of its potential products available for at least the next several years, if at all. The Company's potential products will require significant additional development, preclinical and clinical testing, regulatory approval and additional investment prior to commercialization. The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

     History of Losses and Accumulated Deficit; No Assurance of Revenue or Operating Profit. The Company has generated no revenues from product sales and has experienced significant operating losses since inception. As of December 31, 1996, the Company's accumulated deficit was approximately $36.1 million. The Company expects to incur substantial additional costs, resulting in significant and increasing losses for at least the next several years. Revenues, if any, that the Company may receive in the next few years will be limited to payments under the Company's agreements with Sandoz and MedImmune, and any other research or product development relationships that the Company may hereafter establish, and interest income. The Company's ability to achieve significant revenue or profitability is dependent on successfully completing the development of its products, obtaining required technology licenses and regulatory approvals, and manufacturing and marketing its products. There can be no assurance, however, that the Company will successfully develop, commercialize, manufacture or market any of its potential products, obtain regulatory approvals, patents or third-party licenses to technology or ever achieve profitability.

     Need for Substantial Additional Funds. The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company's working capital needs and additional funding requirements will depend upon numerous factors, including the progress of the Company's research and development programs and the external research and development programs being supported by the Company, the timing and results of preclinical and clinical testing, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company, the technological advances and activities of competitors, and other factors. The Company believes that it has sufficient funds to fund its operating expenses and capital requirements as currently planned through the end of 1998. Substantial additional funds will be required to support the Company's operations. The Company anticipates that these funds will be obtained from external sources and intends to seek additional equity, debt or lease financing to fund future operations. The Company also expects to seek additional collaborative arrangements with corporate partners in order to fund its research and development programs. There can be no assurance, however, that the Company will be able to negotiate such arrangements or obtain the additional funding that it will require on acceptable terms, if at all.

     Reliance upon Third Parties. The Company's strategy for development and commercialization of its products entails entering into arrangements with corporate, government and academic collaborators, third party manufacturers, licensors, licensees and others. There can be no assurance that the Company will be able to maintain its existing arrangements or establish additional collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop and commercialize its potential pharmaceutical products or that such collaborative arrangements or license agreements will be successful or that current or potential collaborators will not seek alternative means of developing the products. Both of the Company's corporate collaborators are independently developing products that may be competitive with products they are developing in collaboration with BioTransplant. In addition, the Company is entitled to receive royalties on MEDI-500, a product proprietary to MedImmune, and any such royalties are wholly dependent on the efforts of MedImmune to develop and market such product.

     Novel Therapeutic Approach; Technological Uncertainties. While the Company's BTI-322 antibody has the ability to induce antigen specific hyporesponsiveness in vitro, the Company has not proven that this activity can be induced clinically. BTI-322 has been tested in relatively few patients. There can be no assurance that the clinical activity already seen will continue to be encouraging. Furthermore, the Company's AlloMune and XenoMune Systems are based on creating long-term specific transplantation tolerance by introducing mixed bone marrow chimerism or gene transduction. These approaches are novel and, to the Company's knowledge, have never been achieved in humans, including by the Company. There can be no assurance that the Company will be successful in achieving long-term specific transplantation tolerance, that the AlloMune and XenoMune Systems will be useful clinically or that physicians will adopt such novel therapeutic approaches.

     Uncertainties Associated with Preclinical and Clinical Testing. Before obtaining regulatory approvals for the commercial sale of any of the Company's potential products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company. Furthermore, the Company has limited experience in conducting clinical trials. The Company is dependent on MedImmune to conduct clinical trials for BTI-322, Novartis to conduct clinical trials for the development of xenotransplantation products utilizing gene transduction and may become dependent on other third parties to conduct future clinical trials of its AlloMune System and any other products.

     Uncertainties Regarding Patents and Proprietary Rights; Potential Third Party Claims. The Company's success depends, in part, on its ability to obtain patent protection for its products. The Company has filed, or has licensed exclusively, patents and patent applications in connection with various aspects of its products under development.

There can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, the patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. In addition, patents may have been granted, or may be granted, covering products or processes that are necessary for or useful to the development of the Company's products. Holders of these patents could prevent the Company from commercializing its products or require the Company to obtain licenses to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms, if at all, or that the patents underlying the licenses will be valid and enforceable. There has been significant litigation in the industry regarding patents and other proprietary rights. If the Company became involved in litigation regarding its intellectual property rights, the cost of such litigation could be substantial.

     In addition, some of the Company's know-how and technology is not patentable. For example, there are no patents or patent applications covering the miniswine supplied by Charles River Laboratories. To protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements with BioTransplant. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology. See "-- Patents and Proprietary Rights."

     No Assurance of FDA Approval; Comprehensive and Evolving Government Regulation; Limited Regulatory Precedent. The Company's research, development and clinical programs, as well as its manufacturing operations, are subject to extensive regulation by numerous government authorities in the United States and other countries. All of the Company's products require governmental approvals for commercialization, none of which have yet been obtained. Preclinical and clinical trials and manufacturing of many of the Company's products will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. There is presently limited regulatory precedent for approval of products based on monoclonal antibodies, and no such products have been approved by the FDA for use in induction therapy. The FDA has not yet established definitive regulatory guidelines for xenotransplantation and for assessing the risks of animal pathogens, but has drafted guidelines in an attempt to reduce the risk of contamination of transplanted organs with infectious agents. There can be no assurance that such guidelines will be issued, or that the Company will be able to comply with any guidelines that may be issued. The regulatory process, which includes preclinical, clinical and post-clinical testing of the Company's products to establish their safety and efficacy, requires many years to complete and the expenditure of substantial resources. Delays in obtaining approvals could adversely affect the marketing of products under development by the Company and the Company's ability to generate commercial product revenues. There can be no assurance that requisite regulatory approvals will be obtained within a reasonable period of time, if at all. Moreover, if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which such product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

     Intense Competition. The products being developed by the Company compete with existing and new products being created by pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and other research institutions. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of products and obtaining FDA and other regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. In addition, colleges, universities, government agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

     Dependence on Key Personnel. The Company depends to a considerable degree on a limited number of key personnel. During the Company's limited operating history, many key responsibilities within the Company have been assigned to a relatively small number of individuals. The Company does not maintain "key man" insurance on any of its employees. The loss of certain senior management could adversely affect the business of the Company.

     Limited Manufacturing and Marketing Capabilities. Because of the relatively early stage of the Company's research and development programs, the Company has not yet invested significantly in manufacturing, marketing, distribution or product sales resources. The Company currently does not have the capacity to manufacture its potential products, and is dependent on contract manufacturers or collaborative partners for the production of its potential products for preclinical research and clinical trial purposes and may be dependent on such manufacturers or collaborative partners for commercial production. There can be no assurance that the Company will be able to enter into arrangements with third parties for such purposes. In the event that the Company is unable to establish its own manufacturing facilities or obtain contract manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company has no experience in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs or in the clinical evaluations required to obtain FDA and other regulatory approvals.

     Uncertainty Relating to Third-Party Reimbursement and Product Pricing. The successful commercialization of the Company's products will depend substantially on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or foreign countries will be available for any products the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting the Company's business. Currently, no reimbursement plan exists for the costs associated with the Company's AlloMune and XenoMune Systems.

     Potential Product Liability; Limited Product Liability Insurance. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human therapeutic products, and there can be no assurance that the Company will be able to avoid significant product liability exposure. Product liability insurance for the biopharmaceutical industry is generally expensive, if available at all. The Company currently has limited product liability insurance covering its clinical trials. However, there can be no assurance that it will be able to maintain such insurance on acceptable terms, that such insurance will provide adequate protection against potential liabilities or that the Company will be able to obtain product liability insurance for the use of its potential commercial products. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of products developed by the Company. Furthermore, a product liability claim, and any related adverse publicity, could have a material adverse effect on the business or financial condition of the Company.

EMPLOYEES

     As of March 17, 1997, the Company had 57 full time employees.

ITEM 2 . PROPERTIES

     Since October 1994, the Company has occupied a 27,000 square foot facility containing office and laboratory space located in the Charlestown Navy Yard in Charlestown, Massachusetts, pursuant to a 10-year lease which expires in 2004. The Company has the option to extend the lease for an additional five-year term. The Company believes that these leased facilities are adequate to meet the Company's purposes for at least the next three years.


ITEM 3 . LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the executive officers of the Company.

Name                              Age             Position
----                              ---             --------
Elliot Lebowitz, Ph.D.             55             President and Chief Executive
                                                  Officer, Director

James Hope, Ph.D.                  45             Senior Vice President of
                                                  Development

Julia L. Greenstein, Ph.D.         40             Senior Vice President of Research
                                                  and Chief Scientific Officer

Mary White-Scharf, Ph.D.           46             Vice President of Research

Robert S. Kauffman, M.D., Ph.D     48             Vice President of Clinical Affairs

Richard V. Capasso, C.P.A.         35             Director of Finance

     Dr. Lebowitz has served as President and Chief Executive Officer and as a member of the Board of Directors of the Company since April 1991. From 1985 to 1991, he served as Vice President for Research and Development at C.R. Bard, Inc., directing internal and collaborative research and development programs for Bard's Vascular Systems, Cardiosurgery and Cardiopulmonary Divisions. From 1981 until 1985, Dr. Lebowitz served as Director of Long Range Research and Development at DuPont Corporation, developing immunopharmaceuticals. From 1977 until 1981, he served as Division Manager of the Medical Products Division of New England Nuclear Corporation which developed, manufactured and sold radiopharmaceuticals for in vivo diagnosis. Earlier in his career, Dr. Lebowitz served at Brookhaven National Laboratories, where he developed Thallium-201, a radiopharmaceutical for the diagnosis of coronary artery disease. Dr. Lebowitz was a founder of Diagnostic Isotopes, Inc., a radiopharmaceutical company which was subsequently acquired by Hoffmann-La Roche Inc., a pharmaceutical company. He was also a founder of Procept, Inc., a biopharmaceutical company which focuses on rational drug design. He holds a B.A. from Columbia College and a Ph.D. from Columbia University.

     Dr. Hope has served as Senior Vice President of Development of the Company since December 1995. From August 1992 until December 1995, he served as Vice President of Development of the Company. From 1990 until 1992, he served as Executive Director of Operations Technical Support of Serono Laboratories, Inc. where he directed the transfer, scale-up and validation of biopharmaceutical manufacturing processes. From 1986 until 1990, he served as the Director of Bioprocess Development and Production at Invitron Corp., a contract manufacturer for the development and scale-up of mammalian, cell-based biopharmaceutical manufacturing processes. Dr. Hope received a B.S. in microbiology and chemistry from the University of Reading (U.K.) and a Ph.D. in biochemistry from the University of London (U.K.).

     Dr. Greenstein has served as Senior Vice President of Research and Chief Scientific Officer of the Company since December 1995. From February 1994 until December 1995, she served as Vice President of Research of the Company. From 1992 until 1994, she served as Vice President, Discovery Research, and from 1991 until 1992, as Director of Immunology, at ImmuLogic Pharmaceutical Corporation, a biotechnology company which she joined in 1987 and worked on a T cell mediated approach to allergy desensitization. From 1986 until 1987, Dr. Greenstein was an Assistant Professor of Pathology at Harvard Medical School and the Dana Farber Cancer Institute. She received her B.A. from Russell Sage College and her Ph.D. in microbiology from the University of Rochester Medical School.

     Dr. White-Scharf has served as Vice President of Research of the Company since December 1995. From September 1991 until December 1995 she served as Director of Monoclonal Antibody Development of the Company where she directed the BTI-322 program and the Company's hybridoma discovery, scale-up, antibody purification and antibody engineering. From 1989 to 1991, she served as a Research Scientist at Repligen Corporation, a biotechnology company, where she directed its efforts to generate a broadly neutralizing monoclonal antibody to HIV-1. Dr. White-Scharf received her B.S. in biology from Southern Methodist University, her M.A. in physiology from the University of Texas Medical Branch and her Ph.D. in medical microbiology from Stanford University School of Medicine.

     Dr. Kauffman has served as Vice President of Clinical Affairs of the Company since June 1996. From April 1995 until June 1996, he served as Medical Director of Serono Laboratories, a biotechnology company where he participated in the development program for recombinant human growth hormone for treatment of AIDS-associated wasting. From 1993 to 1995, he served as Executive Director, Medical Research at Syntex Research, a biotechnology company, where he was leader of the clinical development team that implemented the three Phase III studies leading to U.S., European and Canadian marketing approval of CellCept (mycophenolate mofetil) for prevention of renal allograft rejection. From 1989 to 1993 he served as Associate Medical Director at Syntex Research. Dr. Kauffman received his B.A. in biology from Temple University, and his M.D. and Ph.D. in microbiology from the University of Pennsylvania School of Medicine.

     Mr. Capasso has served as Director of Finance of the Company since December 1994. From December 1991 until December 1994 he served as Controller of the Company. From 1988 to 1991, he served as Manager of Financial Reporting and Controller at Softbridge, Inc., a computer software development company. From 1984 to 1988, he served as a member of the professional staff of the Enterprise Group of Arthur Andersen LLP, an international public accounting firm. Mr. Capasso received his B.S. from Northeastern University with a major in accounting and received his C.P.A. in 1987.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Common Stock of BioTransplant Incorporated has been traded on the Nasdaq National Market under the symbol BTRN since May 8, 1996. Prior to May 8, 1996, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

                                                                1996
                                                                ----

                                                         High          Low
                                                         ----          ---
Second Quarter
  (May 8 through June 30, 1996)                      $   11.00      $   8.13

Third Quarter
  (July 1, 1996 through September 30, 1996)          $    8.50      $   5.63

Fourth Quarter
  (October 1, 1996 through December 31, 1996)        $    7.00      $   5.00

     On March 17, 1997, the Company had approximately 460 stockholders of record. On March 17, 1997, the closing price of the Company's Common Stock on the Nasdaq National Market was $6.00. The Company has never declared or paid any dividends on its Common Stock. The Company does not expect to pay cash dividends in the foreseeable future.

     In January 1996 and February 1996, the Company sold an aggregate of 3,495,409 shares of Series D Convertible Preferred Stock (which converted into 873,850 shares of Common Stock), to a group of investors for an aggregate purchase price of $6,990,818, of which $6,606,073 was paid in cash and $384,745 was paid via the cancellation and conversion of promissory notes (plus accrued interest) previously issued by the Company to certain of such investors. In February 1996, the Company sold 309,792 shares of Series D Convertible Preferred Stock (which converted into 77,448 shares of Common Stock upon the Company's initial public offering) to BioLease Inc. ("BioLease") for an aggregate purchase price of $619,584. The purchase price was paid by the cancellation and settlement in full of an outstanding debt of $619,584 owed by the Company to BioLease. The securities issued in these transactions were issued in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.


ITEM 6 .  SELECTED CONSOLIDATED FINANCIAL DATA

     Incorporated by reference from the Company's 1996 Annual Report to Stockholders under the heading "Selected Consolidated Financial Data."


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the Company's 1996 Annual Report to

Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company required by this item are listed under Item 14 below and are incorporated by reference from the Company's 1996 Annual Report to Stockholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on accounting and financial matters.


                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", and "Certain Relationships and Related Transactions". Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

          (a) The following documents are included as part of this Annual Report on Form 10-K or are incorporated by reference from the Company's 1996 Annual Report to Stockholders.

                                                                           Page

1. The following financial statements (and related notes) of the Company are incorporated by reference from the Company's 1996 Annual Report to Stockholders

     Report of Independent Public Accountants                              F-8*

     Consolidated Balance Sheets as of December 31, 1995 and 1996          F-9*

     Consolidated Statements of Operations for the years ended
          December 31, 1994, 1995 and 1996 and for the period
          from inception (March 20, 1990) to December 31, 1996             F-10*

     Consolidated Statements of Stockholders' Equity (Deficit) for
          the period from inception (March 20, 1990) to
          December 31, 1996                                                F-11*

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1994, 1995 and 1996 and for the period
          from inception (March 20, 1990) to December 31, 1996             F-12*

     Notes to Consolidated Financial Statements                            F-13*

     *Refers to page number of 1996 Annual Report

2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

          (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.


     The following trademarks are mentioned in this Annual Report on Form 10-K:

                                 BioTransplant(TM)
                                   AlloMune(TM)
                                    BTI-322(TM)
                                   XenoMune(TM)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.


                                        BIOTRANSPLANT INCORPORATED


                                        By: /s/ Elliot Lebowitz
                                           ____________________________________
                                                Elliot Lebowitz, Ph.D.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                              Title                               Date
     ---------                              -----                               ----
                                   President, Chief Executive              March 26, 1997
/s/ Elliot Lebowitz                Officer and Director (Principal
-------------------------          Executive Officer)
Elliot Lebowitz


/s/ Richard V. Capasso             Director of Finance (Principal          March 26, 1997
-------------------------          Financial and Accounting
Richard V. Capasso                 Officer)



/s/ William W. Crouse              Director                                March 26, 1997
-------------------------
William W. Crouse

/s/ James C. Foster                Director                                March 26, 1997
-------------------------
James C. Foster

/s/ Daniel O. Hauser               Director                                March 26, 1997
-------------------------
Daniel O. Hauser

/s/ Robert A. Vukovich             Director                                March 26, 1997
-------------------------
Robert A. Vukovich

/s/ Daniel P. Kearney              Director                                March 26, 1997
-------------------------
Daniel P. Kearney

/s/ Donald R. Conklin              Director                                March 26, 1997
-------------------------
Donald R. Conklin

                                 Exhibit Index

     The following exhibits are filed as part of this Annual Report on Form
10-K.

  Exhibit No.                             Description
  -----------                             -----------
    **3.1                Restated Certificate of Incorporation.

    **3.2                By-laws, as amended to date.

     *4.1                Specimen certificate for shares of Common Stock.

   *+10.1                Research and License Agreement between the Company and
                         The General Hospital Corporation, dated January 1, 1991 as amended by Agreements dated November 10, 1993, June
                         28, 1995, November 1, 1995, December 19, 1995, December
                         22, 1995 and January 31, 1996 (the "1991 MGH
                         Agreement").

   *+10.2                Research and License Agreement between the Company and
                         The General Hospital Corporation dated December 8,
                         1992.

   *+10.3                Research and License Agreement between the Company and
                         The General Hospital Corporation dated August 1, 1994.

   *+10.4                Alliance Agreement between the Company and MedImmune,
                         Inc., dated October 2, 1995.

   *+10.5 Agreement between the Company and Catholic University of Louvain Experimental Immunology Unit dated January
                         1, 1993.

   *+10.6                Agreement between the Company and Alberta Research
                         Council, dated December 23, 1992.

   *+10.7                Supply Agreement between the Company and Alberta
                         Research Council dated December 24, 1992.

   *+10.8                Research and Supply Agreement between the Company and
                         Charles River Laboratories, Inc. dated March 1, 1991, as supplemented by letter dated April 10, 1992.

   *+10.9 Amended and Restated Collaboration Agreement between the Company and Novartis Pharma, Inc. dated September
                         7, 1995.

  Exhibit No.                             Description
  -----------                             -----------
  *+10.10                Shareholders' Agreement by and among the Company,
                         Castella Research, Secure Sciences and Stem Cell
                         Sciences Pty Ltd. dated April 5, 1994 as amended.

  *+10.11                Research and License Agreement between the Company and
                         Stem Cell Sciences Pty Ltd. dated April 5, 1994 as amended.

   *10.12 Series A Convertible Preferred Stock Purchase Agreement by and among the Company and the parties listed on
                         Schedule I thereto dated October 8, 1991, as supplemented by a Supplemental Agreement dated May 15, 1992.

   *10.13 Series B Convertible Preferred Stock Purchase Agreement between the Company and Sandoz Pharma, Ltd. dated May
                         15, 1992.

   *10.14 Series D Convertible Preferred Stock Purchase Agreement by and among the Company and the parties listed on
                         Schedule I thereto dated November 1, 1993.

   *10.15 Series D Convertible Preferred Stock Purchase Agreement dated January 23, 1996 by and among the Company and the parties listed on Schedule I thereto.

   *10.16 Stock Purchase and Registration Rights Agreement by and between the Company and BioLease, Inc. dated February
                         2, 1996.

   *10.17 Series E Convertible Preferred Stock Purchase Agreement between the Company and Cayman BioVentures Ltd.
                         effective January 15, 1994.

   *10.18 Form of Common Stock Warrant issued to certain investors in 1993 and January 1994 and Schedule of Warrantholders.

   *10.19 Form of Common Stock Warrant issued to affiliates of BioLease, Inc. in June 1994 and Schedule of
                         Warrantholders.

   *10.20 Common Stock Warrant issued to Aberlyn Holding Company dated June 16, 1993.

   *10.21                Common Stock Warrant issued to Aberlyn Capital
                         Management dated June 16, 1993.

   *10.22                Common Stock Warrant issued to Aberlyn Capital
                         Management Limited Partnership dated November 18, 1994.

  Exhibit No.                             Description
  -----------                             -----------
   *10.23                Common Stock Warrant issued to Aberlyn Capital
                         Management Limited Partnership dated November 18, 1994.

   *10.24 Form of Common Stock Warrant issued to certain investors in August 1994 and Schedule of Warrantholders.

   *10.25 Form of Common Stock Warrant issued to certain investors in October 1994 and Schedule of Warrantholders.

   *10.26 Form of Common Stock Warrant issued to certain investors in August 1995 and Schedule of Warrantholders.

   *10.27                Convertible Promissory Note and Warrant Purchase
                         Agreement by and among the Company, HealthCare Ventures
                         II, L.P. and Everest Trust dated December 20, 1991.

   *10.28 Preferred Stock Warrant Agreement between the Company and Comdisco, Inc., dated December 12, 1991, as clarified by a Letter Agreement dated May 15, 1992.

   *10.29 Credit Agreement by and among the Company and the parties signatory thereto dated August 18, 1995.

   *10.30                Convertible Promissory Note and Warrant Purchase
                         Agreement by and among the Company and the parties signatory thereto dated October 31, 1994.

   *10.31 Third Amended and Restated Stockholders Agreement by and among the Company and the parties signatory thereto; as amended by a Consent, Waiver and Amendment dated January 23, 1996.

   *10.32                Form of Consent, Waiver and Amendment Agreement to
                         Third Amended and Restated Stockholders' Agreement by and among the Company and the parties signatory thereto.

(1)*10.33                Amended 1991 Stock Option Plan.

(1)*10.34                1994 Directors' Equity Plan.

   *10.35                Consulting Agreement between the Company and Dr. David
                         H. Sachs dated January 1, 1991 as amended by an Agreement dated January 1, 1997.

  Exhibit No.                             Description
  -----------                             -----------
   *10.36                Master Lease Agreement between the Company and Aberlyn
                         Capital Management Limited Partnership dated May 12,
                         1993.

   *10.37                Master Lease Agreement between the Company and
                         Comdisco, Inc., dated December 12, 1991.

   *10.38                Lease between the Company and BioLease, Inc. dated
                         March 17, 1994.

 **+10.39                Development and Supply Agreement between BioTransplant
                         Incorporated and Activated Cell Therapy, dated August
                         22, 1996.

 **+10.40                Supply Agreement between BioTransplant Incorporated and
                         Neose Technologies, Inc., dated September 20, 1996.

       11                Statement regarding computation of earnings per share.

       13 1996 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).

       23                Consent of Arthur Andersen LLP.

       27                Financial Data Schedule.


-----------------------

(1)Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-2144).

** Incorporated herein by reference to the Company's 10-Q for the quarter ending September 30, 1996.

+    Confidential treatment requested as to certain portions.