Form 10-Q
period 1997-03-31
BIOTRANSPLANT INC
filed 1997-05-12
CIK 880259

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE PERIOD ENDED     MARCH 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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
                                     Yes   X    No
                                         -----     -----


As of May 1, 1997, there were 8,569,191 shares of the Registrant's Common Stock outstanding.

===============================================================================+

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

      Condensed Consolidated Balance Sheets as of December 31, 1996
        and March 31, 1997..................................................3

      Condensed Consolidated Statement of Operations for the three months ended March 31, 1996 and 1997, and for the period
        from inception (March 20, 1990) to March 31, 1997...................4

      Condensed Consolidated Statement of Cash Flows for three
        months ended March 31, 1996 and 1997, and for the period
        from inception (March 20, 1990) to March 31, 1997...................5

      Notes to Condensed Consolidated Financial Statements..................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................8


                             PART II. OTHER INFORMATION

ITEMS 1.-6.  ..............................................................11


         SIGNATURES........................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                            (A Development Stage Company)

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,
                                                                   December 31,       1997
                                                                       1996        (Unaudited)
                                                                   -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  6,563,957     $ 14,275,870
   Short-term investments                                           13,001,472       10,053,769
   Deposits and other prepaid expenses                               1,087,516        1,009,499
                                                                  ------------     ------------
      Total current assets                                          20,652,945       25,339,138

Property and equipment - net                                         1,285,535        1,184,704
Long-term investments                                               10,310,778       11,180,584
Other assets                                                            66,377           58,079
                                                                  ------------     ------------

TOTAL ASSETS                                                      $ 32,315,635     $ 37,762,505
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current obligation under capital leases                        $    425,986     $    406,123
   Accounts payable                                                    126,003           50,308
   Accrued expenses                                                  1,312,964        1,334,862
   Deferred revenue                                                  1,000,000        9,000,000
                                                                  ------------     ------------
      Total current liabilities                                      2,864,953       10,791,293
                                                                  ------------     ------------

Long-term obligation under capital lease                               188,974          100,326
                                                                  ------------     ------------
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000
   shares; issued and outstanding - no shares                               --               --
Common stock, $.01 par value, authorized 25,000,000 shares;
   issued and outstanding 8,558,902 shares at December 31,              85,589           85,629
   1996 and 8,562,941 shares at March 31, 1997
Additional paid-in capital                                          65,285,038       65,296,392
Accumulated deficit                                                (36,108,919)     (38,511,135)
                                                                  ------------     ------------
      Total stockholders' equity                                    29,261,708       26,870,886
                                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 32,315,635     $ 37,762,505
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

                      BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                            (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         Three Months Ended                Cumulative
                                               March 31,                     Since
                                       1996                1997            Inception
                                    ----------         -----------        ------------
Revenues:
   License fees                     $       --         $        --        $  9,000,000
   Research and development          2,000,000           1,250,000          15,500,000
   Interest income                      75,697             404,717           2,226,337
                                    ----------         -----------        ------------
      Total revenues                 2,075,697           1,654,717          26,726,337
                                    ----------         -----------        ------------
Expenses:
   Research and development          2,555,630           3,368,243          51,911,713
   General and administrative          456,806             668,584          11,614,563
   Interest                             51,208              20,106           1,711,196
                                    ----------         -----------        ------------
      Total expenses                 3,063,644           4,056,933          65,237,472
                                    ----------         -----------        ------------

Net loss                            $ (987,947)        $(2,402,216)       $(38,511,135)
                                    ==========         ===========        ============

Net loss per common share           $    (0.19)        $     (0.28)
                                    ==========         ===========

Shares used in computing
   net loss per common share         5,131,346           8,561,383
                                    ==========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                            (A Development Stage Company)

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                              Three Months Ended            Cumulative
                                                                   March 31,                  Since
                                                            1996              1997           Inception
                                                        -----------       -----------      ------------
Cash flows from operating activities:
   Net loss                                             $  (987,947)      $(2,402,216)     $(38,511,135)
   Adjustments to reconcile net loss to net cash
      provided by (used) in operating activities:
      Depreciation and amortization                         175,050           146,924         2,691,511
      Noncash interest expense                               15,583                --           465,477
      Noncash expenses related to options and
        warrants                                            (57,913)            8,297         1,127,167
      Changes in current assets and liabilities:
         Accounts receivable                                225,832                --                --
         Deposits and prepaid expenses                      (30,218)           78,017        (1,009,499)
         Accounts payable                                     2,185           (75,695)           50,308
         Accrued expenses                                    (9,452)           21,899         1,334,863
         Deferred revenue                                (1,750,000)        8,000,000         9,000,000
                                                        -----------       -----------      ------------
      Net cash provided by (used in) operating
         activities                                      (2,416,880)        5,777,226       (24,851,308)
                                                        -----------       -----------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                      (29,130)          (46,092)       (3,251,480)
   Disposal of property and equipment, net                       --                --            28,040
   Purchases of investments                                      --        (7,059,691)      (45,260,383)
   Proceeds from investments                                     --         9,137,589        24,026,030
                                                        -----------       -----------      ------------
      Net cash provided by (used in) investing
         activities                                         (29,130)        2,031,806       (24,457,793)
                                                        -----------       -----------      ------------

Cash flows from financing activities:
   Proceeds from convertible notes payable to
     stockholders                                                --                --         9,400,000
   Payments of obligations under capital leases            (124,149)         (108,511)       (1,687,761)
   Proceeds from sale/leaseback of equipment                     --                --           771,968
   Net proceeds from equipment leases                            --                --         1,422,240
   Net proceeds from sale of redeemable
     convertible preferred stock                          5,889,530                --        25,661,526
   Proceeds from sale of common stock                            --            11,392        28,016,998
                                                        -----------       -----------      ------------
      Net cash provided by (used in) financing
      activities                                          5,765,381           (97,119)       63,584,971
                                                        -----------       -----------      ------------

Net increase in cash and cash equivalents                 3,319,371         7,711,913        14,275,870

Cash and cash equivalents, beginning of period            2,848,549         6,563,957                --
                                                        -----------       -----------      ------------

Cash and cash equivalents, end of period                $ 6,167,920       $14,275,870      $ 14,275,870
                                                        ===========       ===========      ============

Supplemental disclosures and noncash transactions:
   Increase in equipment under capital leases           $        --       $        --      $ (2,210,270)
                                                        ===========       ===========      ============
   Conversion of convertible notes payable to
     stockholders and accrued interest into
     redeemable convertible preferred stock             $ 1,055,816       $        --      $  9,905,710
                                                        ===========       ===========      ============

   Issuance of warrants                                 $        --       $        --      $    741,737
                                                        ===========       ===========      ============

   Interest paid during the period                      $    35,611       $    18,770      $  1,352,599
                                                        ===========       ===========      ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. OPERATIONS AND BASIS OF PRESENTATION

BioTransplant Incorporated (the "Company") was incorporated on March 20, 1990. The Company is developing proprietary anti-rejection pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing long-term specific transplantation tolerance in humans.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, competition from larger companies, the development of commercially usable products, obtaining regulatory approval for products under development, the development and marketing of commercial products, and the need to obtain adequate additional financing necessary to fund the development of its products.

The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

2. CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents include short-term, highly liquid investments with original maturities of less than three months from the date of purchase. Short-term investments consist primarily of corporate notes and securities issued by the United States Treasury or other United States government agencies with maturities of less than one year from the date of purchase. Long-term investments consist primarily of corporate notes with maturities of more than one year. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates market value. At March 31, 1997 the weighted average maturity of all investments was eleven months.

The Company held the following investments at December 31, 1996 and March 31, 1997:

                                                December 31,  March 31,
                                                   1996         1997
                                                -----------  -----------
    Short-term:
      United States Treasury and Agency
        Securities (average maturity of
        12 months)                              $       --   $ 2,000,000
      Corporate Bonds (average maturity of
        seven months)                            12,015,442    8,053,769
      Commercial Paper (average maturity of 93
        days)                                       986,030           --
                                                -----------  -----------
                                                $13,001,472  $10,053,769
                                                -----------  -----------
    Long-term:
      Corporate Bonds (average maturity of 15
        months)                                 $10,310,778  $11,180,584
                                                -----------  -----------
    Total investments                           $23,312,250  $21,234,353
                                                ===========  ===========

3. NET LOSS PER COMMON SHARE

Net loss per common share is based on the pro forma weighted average number of common shares outstanding during the periods presented, assuming the automatic conversion of all shares of Series A, B, D and E redeemable convertible preferred stock into shares of common stock on the date of issuance. Pursuant to the requirements of the SEC, common stock and preferred stock issued during the 12 months immediately preceding the initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of pro forma weighted average number of common shares outstanding for all periods presented until the effective date of the Company's initial public offering using the treasury stock method.

4.  NEW ACCOUNTING STANDARD

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, this statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on its financial statements.

5.  REVENUE RECOGNITION

Substantially all of the Company's license and research and development revenues are derived from two collaborative research arrangements. Annual research and development payments are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. License fees are recognized as revenue as earned. Deferred revenue represents amounts received in advance for research and development. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

                      BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                            (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1996 and 1997 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto.

This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to enter into and maintain collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed under the heading "Business - Factors Which May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

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

In 1993, and as amended and restated in September 1995, the Company and Novartis Pharma Inc. ("Novartis") entered into a collaboration agreement for
the development and commercialization   of xenotransplantation products
utilizing gene transduction. Under the agreement, Novartis has committed research funding through March 1998 of $20.0 million, all of which had been received as of March 31, 1997, and agreed to pay license fees of $10.0 million, all of which had been received as of March 31, 1997. The $9.0 million payment from Novartis which was received during March 1997 is comprised of $6.0 million in research funding for the gene transduction approach to xenotransplantation, which will be recognized as revenue on a straight-line basis over the one-year period from April 1, 1997 to March 31, 1998, and $3.0 million in license fees which will be recognized as revenue in April 1997. Novartis has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1995, the Company and MedImmune, Inc. ("MedImmune") formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, of which $1.5 million had been received as of March 31, 1997.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues decreased to $1.7 million for the three months ended March 31, 1997 from $2.1 million for the three months ended March 31, 1996. The anticipated decrease in revenues was primarily due to the recognition of $1.0 million in sponsored research funding from Novartis during the three months ended March 31, 1997, compared to $1.8 million during the three months ended March 31, 1996, as a result of the amendment and restatement of the collaboration agreement with Novartis in September 1995.

Research and development expenses increased to $3.4 million for the three months ended March 31, 1997 from $2.6 million for the three months ended March 31, 1996. This increase was primarily due to increases in sponsored research, research and development staff and associated increases in supplies and support services.

General and administrative expenses increased to $669,000 for the three months ended March 31, 1997 from $457,000 for the three months ended March 31, 1996. This increase was primarily due to increases in outside professional services in connection with market research and business development and increased administrative costs as a publicly-traded company.

Interest income increased to $405,000 for the three months ended March 31, 1997 from $76,000 for the three months ended March 31, 1996. The increase was due primarily to higher cash balances available for investment.

Interest expense decreased to $20,000 for the three months ended March 31, 1997 from $51,000 for the three months ended March 31, 1996. The decrease was primarily due to the conversion of $1.0 million of convertible notes payable, and the accrued interest thereon, to stockholders into redeemable convertible preferred stock in February 1996. The redeemable convertible preferred stock was then automatically converted into common stock upon the closing of the Company's initial public offering in May 1996. In addition, the decrease was in part attributable to decreasing balances on existing obligations under capital leases.

As a result of the above factors, the Company incurred a net loss for the three months ended March 31, 1997 of $2.4 million, or $0.28 per share, compared to a net loss of $988,000, or $0.19 per share for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In May 1996, the Company completed an initial public offering of 3,220,000 shares of common stock at a price of $9.50 per share, and received net proceeds of approximately $28.0 million. In addition, all outstanding shares of redeemable convertible preferred stock were automatically converted into 5,202,154 shares of common stock upon the closing of the initial public offering.

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations have been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $30.0 million from a research and development and collaboration agreement with Novartis, $3.5 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $38.5 million and the investment of approximately $3.8 million in equipment and leasehold improvements through March 31, 1997. The Company had no significant commitments as of March 31, 1997 for capital expenditures.

During the three months ended March 31, 1997, the Company paid Stem Cell Sciences Pty. Ltd. ("Stem Cell Sciences") $676,000 for research support for calendar year 1997 and to maintain its pro rata equity interest in Stem Cell Sciences. In addition, the Company has an option to purchase additional shares of Stem Cell Sciences prior to December 1997, to maintain its pro rata equity interest. If the Company does not make such further investment, its rights to certain technologies become nonexclusive.

The increase in cash, cash equivalents and investments of $5.6 million for the three months ended March 31, 1997 is primarily due to $5.8 million in net cash provided by operating activities which reflects the receipt of $9.0 million from Novartis for sponsored research and license support for the period April 1, 1997 to March 31, 1998, as discussed more fully in the preceding "Overview" section.

The Company anticipates that its existing funds and interest earned thereon should be sufficient to fund its operating and capital requirements as currently planned through the end of 1998. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors.

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

                      BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                            (A Development Stage Company)


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Response: None

ITEM 2.  CHANGES IN SECURITIES
         Response: None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Response: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Response: None

ITEM 5.  OTHER INFORMATION
         Response: None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

+10.1 Agreement to Further Vary Shareholder's Agreement between BioTransplant Incorporated and C.R., S.S. and Stem Cell Sciences Pty. Ltd., dated December 20, 1996.

+10.2 Agreement to Further Vary Shareholder's Agreement between BioTransplant Incorporated and C.R., S.S. and Stem Cell Sciences Pty. Ltd., dated March 16, 1997.

11.1    Statement: Computation of Pro Forma Net Loss Per Common Share

27      Financial Data Schedule.

b) Reports on Form 8-K
   None.


+  Confidential Treatment requested as to certain portions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  BioTransplant Incorporated
                  (Registrant)

Date: May 8, 1997 /s/ Elliot Lebowitz
                  ----------------------------------------------
                  Elliot Lebowitz
                  President and Chief Executive Officer
                  (Principal Executive Officer)

                  /s/ Richard V. Capasso
                 ----------------------------------------------
                  Richard V. Capasso
                  Director of Finance
                  (Principal Financial and Accounting Officer)