Form 10-Q
period 1997-06-30
BIOTRANSPLANT INC
filed 1997-08-07
CIK 880259

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

FOR THE PERIOD ENDED   JUNE 30, 1997

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




         As of August 4, 1997, there were 8,570,916 shares of the Registrant's Common Stock outstanding.

================================================================================

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX



                                           PART I. FINANCIAL INFORMATION

                                                                                                                       Page No.
                                                                                                                       --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997...................................3

         Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1996 and 1997, and for the period from inception (March 20, 1990) to June 30, 1997............................4

         Condensed Consolidated Statement of Cash Flows for six months ended June 30, 1996 and 1997, and for the period from inception (March 20, 1990) to June 30, 1997 .....................................5

         Notes to Condensed Consolidated Financial Statements..............................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................8


                                             PART II. OTHER INFORMATION

ITEM 1. - 6.  ............................................................................................................11

                  SIGNATURES..............................................................................................12


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                               June 30,
                                                                                         December 31,            1997
                                                                                             1996             (Unaudited)
                                                                                         ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $  6,563,957        $ 12,867,155
     Short-term investments                                                                13,001,472           8,071,018
     Accounts receivable                                                                            -             250,000
     Deposits and other prepaid expenses                                                    1,087,516             707,779
                                                                                         ------------        ------------
         Total current assets                                                              20,652,945          21,895,952

Property and equipment - net                                                                1,285,535           1,104,226
Long-term investments                                                                      10,310,778          11,116,327
Other assets                                                                                   66,377              49,783
                                                                                         ============        ============

TOTAL ASSETS                                                                             $ 32,315,635        $ 34,166,288
                                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current obligation under capital leases                                             $    425,986        $    389,495
     Accounts payable                                                                         126,003             156,084
     Accrued expenses                                                                       1,312,964           1,802,902
     Deferred revenue                                                                       1,000,000           4,500,000
                                                                                         ------------        ------------
         Total current liabilities                                                          2,864,953           6,848,481
                                                                                         ------------        ------------

Long-term obligation under capital leases                                                     188,974              15,487
                                                                                         ------------        ------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
         outstanding - no shares                                                                    -                   -
     Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 8,558,902 shares at December 31, 1996 and 8,570,916 shares
         at June 30, 1997                                                                      85,589              85,709
     Additional paid-in capital                                                            65,285,038          65,322,899
     Accumulated deficit                                                                  (36,108,919)        (38,106,288)
                                                                                         ------------        ------------
         Total stockholders equity                                                         29,261,708          27,302,320
                                                                                         ============        ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 32,315,635        $ 34,166,288
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                   Three Months Ended              Six Months Ended           Cumulative
                                                         June 30,                      June 30,                 Since
                                                   1996           1997           1996            1997         Inception
                                                ----------     ----------    -----------     -----------     ------------
Revenues:
     License fees                               $2,000,000     $3,000,000    $ 2,000,000     $ 3,000,000     $ 12,000,000
     Research and development                    1,250,000      1,750,000      3,250,000       3,000,000       17,250,000
     Interest income                               305,315        468,085        381,012         872,802        2,694,422
                                                ----------     ----------    -----------     -----------     ------------
         Total revenues                          3,555,315      5,218,085      5,631,012       6,872,802       31,944,422
                                                ----------     ----------    -----------     -----------     ------------

Expenses:
     Research and development                    3,122,811      3,863,044      5,678,441       7,231,287       55,774,757
     General and administrative                    559,369        933,653      1,016,175       1,602,237       12,548,216
     Interest                                       31,573         16,541         82,781          36,647        1,727,737
                                                ----------     ----------    -----------     -----------     ------------
         Total expenses                          3,713,753      4,813,238      6,777,397       8,870,171       70,050,710
                                                ----------     ----------    -----------     -----------     ------------

Net income (loss)                               $ (158,438)    $  404,847    $(1,146,385)    $(1,997,369)    $(38,106,288)
                                                ==========     ==========    ===========     ===========     ============

Pro forma net income (loss) per common
     share                                      $    (0.02)    $     0.05    $     (0.18)    $     (0.23)
                                                ==========     ==========    ===========     ===========

Shares used in computing pro forma
     net income (loss) per common share          7,301,935      8,569,006      6,216,640       8,565,216
                                                ==========     ==========    ===========     ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                      Six Months Ended             Cumulative
                                                                                          June 30,                   Since
                                                                                    1996             1997          Inception
                                                                                -----------      -----------      ------------
Cash flows from operating activities:
     Net loss                                                                   $(1,146,385)     $(1,997,369)     $(38,106,288)
     Adjustments to reconcile net loss to net cash
         provided by (used) in operating activities:
         Depreciation and amortization                                              341,979          292,807         2,837,394
         Noncash interest expense                                                    15,583                -           465,477
         Noncash expenses related to options and warrants                            16,594           16,594         1,135,464
         Changes in current assets and liabilities:
              Accounts receivable                                                   250,000         (250,000)         (250,000)
              Deposits and prepaid expenses                                        (608,041)         379,737          (707,779)
              Accounts payable                                                      (34,211)          30,081           156,084
              Accrued expenses                                                      213,681          489,938         1,802,902
              Deferred revenue                                                    1,250,000        3,500,000         4,500,000
                                                                                -----------      -----------      ------------
         Net cash provided by (used in) operating activities                        299,200        2,461,788       (28,166,746)
                                                                                -----------      -----------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (68,043)        (111,497)       (3,316,885)
     Disposal of property and equipment, net                                              -                -            28,040
     Purchases of investments                                                             -       (9,119,176)      (47,319,868)
     Proceeds from investments                                                            -       13,244,081        28,132,522
                                                                                -----------      -----------      ------------
         Net cash provided by (used in) investing activities                        (68,043)       4,013,408       (22,476,191)
                                                                                -----------      -----------      ------------

Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                              -                -         9,400,000
     Payments of obligations under capital leases                                  (235,059)        (209,979)       (1,789,229)
     Proceeds from sale/leaseback of equipment                                            -                -           771,968
     Net proceeds from equipment leases                                                   -                -         1,422,240
     Net proceeds from sale of redeemable convertible preferred stock             5,889,530                -        25,661,526
     Proceeds from sale of common stock                                          27,963,783           37,981        28,043,587
                                                                                -----------      -----------      ------------
         Net cash provided by (used in) financing activities                     33,618,254         (171,998)       63,510,092
                                                                                -----------      -----------      ------------

Net increase in cash and cash equivalents                                        33,849,411        6,303,198        12,867,155

Cash and cash equivalents, beginning of period                                    2,848,549        6,563,957                 -
                                                                                -----------      -----------      ------------

Cash and cash equivalents, end of period                                        $33,697,960      $12,867,155      $ 12,867,155
                                                                                ===========      ===========      ============

Supplemental disclosures and noncash transactions:
     Increase in equipment under capital leases                                 $         -      $         -      $ (2,210,270)
                                                                                ===========      ===========      ============

     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock           $ 1,055,816      $         -      $  9,905,710
                                                                                ===========      ===========      ============

     Issuance of warrants                                                       $         -      $         -      $    741,737
                                                                                ===========      ===========      ============

     Interest paid during the period                                            $    67,144      $    15,285      $  1,349,114
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

2.   CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents include short-term, highly liquid investments with original maturities of less than three months from the date of purchase. Short-term investments consist primarily of corporate notes and securities issued by the United States Treasury or other United States government agencies with maturities of less than one year from the date of purchase. Long-term investments consist primarily of corporate notes with maturities of greater than one year. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates market value.

The Company held the following investments at December 31, 1996 and June 30,
1997:

                                                                          December 31,       June 30,
                                                                              1996             1997
                                                                          ------------     -----------
      Short-term:
        United States Treasury and Agency Securities
          (average maturity of 12 months)                                 $         -      $ 2,000,000
        Corporate Bonds (average maturity of seven and ten months)         12,015,442        6,071,018
        Commercial Paper (average maturity of 93 days)                        986,030                -
                                                                          -----------      -----------
                                                                          $13,001,472      $ 8,071,018
                                                                          ===========      ===========
      Long-term:
        Corporate Bonds (average maturity of 15 months)                   $10,310,778      $11,116,327
                                                                          ===========      ===========

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


3.   NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the pro forma weighted average number of common shares outstanding during the periods presented, assuming the automatic conversion of all shares of Series A, B, D and E redeemable convertible preferred stock into shares of common stock on the date of issuance. Pursuant to the requirements of the SEC, common stock and preferred stock issued during the 12 months immediately preceding the initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of pro forma weighted average number of common shares outstanding for all periods presented until the effective date of the Company's initial public offering using the treasury stock method. Common stock equivalents have not been included in the computation of net income per share for the three months ended June 30, 1997 as the Company expects to incur a loss for the year ended December 31, 1997.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1996 and 1997 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto.

This report may contain certain forward looking statements which involve risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, including qualified management and scientific staff, the Company's ability to enter into and maintain collaborations with third parties , the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the Company's ability to obtain additional funds. For a more detailed discussion of these factors, see Item 1 - "Business - Factors Which May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

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

In 1993, and as amended and restated in September 1995, the Company and Novartis Pharma Inc. ("Novartis") entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis has committed research funding through March 1998 of $20.0 million, all of which had been received as of June 30, 1997, and agreed to pay license fees of $10.0 million, all of which had been received as of June 30, 1997. The $9 million payment from Novartis which was received during March 1997 is comprised of $6 million in research funding for the gene transduction approach to xenotransplantation, which is being recognized as revenue on a straight-line basis over the one-year period from April 1, 1997 to March 31, 1998, and $3 million in license fees which was recognized as revenue in April 1997. Novartis has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1995, the Company and MedImmune, Inc. ("MedImmune") formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, of which $1.8 million had been recognized as revenue through June 30, 1997.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues increased to $5.2 million for the three months ended June 30, 1997 from $3.6 million for the three months ended June 30, 1996. The anticipated increase in revenues was primarily due to the recognition of $4.5 million in license fees and sponsored research funding from Novartis during the three months ended June 30, 1997, compared to $3.0 million during the three months ended June 30, 1996.

Research and development expenses increased to $3.9 million for the three months ended June 30, 1997 from $3.1 million for the three months ended June 30, 1996. This increase was primarily due to increases in sponsored research, research and development staff and associated increases in supplies and support services.

General and administrative expenses increased to $934,000 for the three months ended June 30, 1997 from $559,000 for the three months ended June 30, 1996. This increase was primarily due to increases in outside professional services in connection with market research and business development and increased administrative costs as a publicly-traded company.

Interest income increased to $468,000 for the three months ended June 30, 1997 from $305,000 for the three months ended June 30, 1996. The increase was due primarily to higher cash balances available for investment.

Interest expense decreased to $17,000 for the three months ended June 30, 1997 from $32,000 for the three months ended June 30, 1996. The decrease was primarily due to decreasing balances on existing obligations under capital leases.

As a result of the above factors the Company generated net income for the three months ended June 30, 1997 of $405,000, or $0.05 per share, compared to a net loss of $159,000, or $0.02 per share for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues increased to $6.9 million for the six months ended June 30, 1997 from $5.6 million for the six months ended June 30, 1996. The increase in revenues was due to increased research and development revenues which primarily consisted of funding from Novartis of $5.5 million for the six months ended June 30, 1997 compared to $4.8 million for the six months ended June 30, 1996. Interest income increased to $873,000 for the six months ended June 30, 1997 from $381,000 for the six months ended June 30, 1996. The increase was due primarily to higher cash balances available for investment.

Research and development expenses increased to $7.2 million for the six months ended June 30, 1997 from $5.7 million for the six months ended June 30, 1996. This increase was primarily due to increases in sponsored research programs and increases in research and development staff together with the associated increases in supplies and support services, partially offset by decreased expenditures related to the human clinical safety trials for BTI-322.

General and administrative expenses increased to $1.6 million for the six months ended June 30, 1997 from $1.0 million for the six months ended June 30, 1996. This increase was primarily due to increases in outside professional services in connection with market research and business development, increased headcount and related expenses for general and administrative personnel and increased administrative costs as a publicly-traded company.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


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

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations have been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $30.0 million from a research and development and collaboration agreement with Novartis, $3.8 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $38.1 million and the investment of approximately $3.8 million in equipment and leasehold improvements through June 30, 1997. The Company had no significant commitments as of June 30, 1997 for capital expenditures.

During the six months ended June 30, 1997, the Company paid Stem Cell Sciences $676,000 for research support for calendar year 1997 and to maintain its pro rata equity interest in Stem Cell Sciences. In addition, the Company has an option to purchase additional shares of Stem Cell Sciences prior to December 1997, to maintain its pro rata equity interest. If the Company does not make such further investment, its rights to certain technologies become nonexclusive.

The Company had cash, cash equivalents, short and long-term investments of $32.0 million as of June 30, 1997.

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

The Company expects to incur substantial additional costs, including costs related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, manufacturing and the expansion of its facilities. The Company will need to raise substantial additional funds through additional financings, including public or private equity offerings and collaborative arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product and technology development programs or to license to others the right to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself, any of which would have a material and adverse effect on the Company.

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

ITEM 1.       LEGAL PROCEEDINGS
              Response:  None

ITEM 2.       CHANGES IN SECURITIES
              Response:  None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              Response:  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on Tuesday, May 20, 1997. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

1.  Proposal to elect seven directors for the ensuing year.

                                                                           Number of Votes
                                                                      For                 Abstaining
                                                                   ---------              ----------
                           Elliot Lebowitz, Ph.D.                  5,412,455                  150
                           Donald R. Conklin                       5,412,455                  150
                           William W. Crouse                       5,412,455                  150
                           James C. Foster, J.D.                   5,411,455                1,150
                           Daniel O. Hauser, Ph.D.                 5,412,455                  150
                           Daniel P. Kearney, J.D.                 5,411,455                1,150
                           Robert A. Vukovich, Ph.D.               5,412,455                  150

2.    Proposal to approve the Company's 1997 Stock Incentive Plan.

                                          Number of Votes                                              Number of
                          For                 Against                 Abstaining                   Broker Non-Votes
                       ---------          ---------------             ----------                   ----------------
                       3,935,340              450,300                    1,300                         4,175,993


3. Proposal to approve an amendment to the Company's 1994 Directors' Equity Plan increasing from 15,000 to 50,000 the number of shares of Common Stock reserved for issuance under the 1994 Directors' Equity Plan.

                                          Number of Votes                                              Number of
                          For                 Against                 Abstaining                   Broker Non-Votes
                       ---------          ---------------             ----------                   ----------------
                       3,945,058              449,800                    1,500                         4,166,583


4. Proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent accountants for 1997.

                                          Number of Votes                                              Number of
                          For                 Against                 Abstaining                   Broker Non-Votes
                       ---------          ---------------             ----------                   ----------------
                       5,412,605                 0                        0                            3,150,336

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)



ITEM 5.       OTHER INFORMATION
              Response:  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     10.1     1997 Stock Incentive Plan
     10.2     1994 Directors' Equity Plan, as amended
     11.1     Statement: Computation of Pro Forma Net Loss Per Common Share
     27       Financial Data Schedule.

b)   Reports on Form 8-K
     None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       BioTransplant Incorporated
                       (Registrant)

Date: August 8, 1997   /s/ Elliot Lebowitz

                       ----------------------------------------------
                       Elliot Lebowitz
                       President and Chief Executive Officer
                       (Principal Executive Officer)

                       /s/ Richard V. Capasso

                       ----------------------------------------------
                       Richard V. Capasso
                       Vice President, Finance and Treasurer
                       (Principal Financial and Accounting Officer)