Form 10-Q
period 1997-09-30
BIOTRANSPLANT INC
filed 1997-11-12
CIK 880259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------

    (Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities
   --
      Exchange Act of 1934

FOR THE PERIOD ENDED         SEPTEMBER 30, 1997

                                       OR

      Transition report pursuant to Section 13 or 15(d) of the Securities
   --
      Exchange Act of 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X     No  .
                                              --      --


    As of November 7, 1997, there were 8,572,390 shares of the Registrant's Common Stock outstanding.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                   FORM 10-Q
                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                                           PAGE NO.
                                                                                                                           -------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Condensed Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997..........................     3

         Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1996
            and 1997, and for the period from inception (March 20, 1990) to September 30, 1997.........................     4

         Condensed Consolidated Statement of Cash Flows for nine months ended September 30, 1996 and 1997,
            and for the period from inception (March 20, 1990) to September 30, 1997...................................     5

         Notes to Condensed Consolidated Financial Statements..........................................................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................................................................     8

                                                       PART II. OTHER INFORMATION

ITEM 1.--6.............................................................................................................    11

            SIGNATURES.................................................................................................    12

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    SEPTEMBER 30,
                                                                                     DECEMBER 31,       1997
                                                                                         1996        (UNAUDITED)
                                                                                     -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   6,563,957  $   5,118,707
  Short-term investments...........................................................     13,001,472     13,038,769
  Deposits and other prepaid expenses..............................................      1,087,516        925,022
                                                                                     -------------  -------------
    Total current assets...........................................................     20,652,945     19,082,498
Property and equipment--net........................................................      1,285,535      1,089,749
Long-term investments..............................................................     10,310,778     11,070,883
Other assets.......................................................................         66,377         41,486
                                                                                     -------------  -------------
TOTAL ASSETS.......................................................................  $  32,315,635  $  31,284,616
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current obligation under capital leases..........................................  $     425,986  $     285,752
  Accounts payable.................................................................        126,003        233,787
  Accrued expenses.................................................................      1,312,964      2,506,933
  Deferred revenue.................................................................      1,000,000      3,000,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      2,864,953      6,026,472
                                                                                     -------------  -------------
Long-term obligation under capital leases..........................................        188,974         12,816
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
    outstanding--no shares.........................................................       --             --
  Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 8,558,902 shares at December 31, 1996 and 8,572,390 shares at
    September 30,  1997............................................................         85,589         85,709
  Additional paid-in capital.......................................................     65,285,038     65,322,899
  Accumulated deficit..............................................................    (36,108,919)   (40,163,280)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     29,261,708     25,245,328
                                                                                     -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................  $  32,315,635  $  31,284,616
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                       (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,            CUMULATIVE
                                       ----------------------------  ----------------------------      SINCE
                                           1996           1997           1996           1997         INCEPTION
                                       -------------  -------------  -------------  -------------  --------------
Revenues:
  License fees.......................  $          --  $          --  $   2,000,000  $   3,000,000  $   12,000,000
  Research and development...........      1,250,000      1,750,000      4,500,000      4,750,000      19,000,000
  Interest income....................        493,333        427,303        874,345      1,300,105       3,121,725
                                       -------------  -------------  -------------  -------------  --------------
    Total revenues...................      1,743,333      2,177,303      7,374,345      9,050,105      34,121,725
                                       -------------  -------------  -------------  -------------  --------------
Expenses:
  Research and development...........      3,244,848      3,583,909      8,923,289     10,815,197      59,358,666
  General and administrative.........        794,423        637,293      1,810,598      2,239,530      13,185,509
  Interest...........................         27,776         13,093        110,557         49,740       1,740,830
                                       -------------  -------------  -------------  -------------  --------------
    Total expenses...................      4,067,047      4,234,295     10,844,444     13,104,467      74,285,005
                                       -------------  -------------  -------------  -------------  --------------
Net loss.............................  $  (2,323,714) $  (2,056,992) $  (3,470,099) $  (4,054,362) $  (40,163,280)
                                       -------------  -------------  -------------  -------------  --------------
                                       -------------  -------------  -------------  -------------  --------------
Net loss per common share............  $       (0.27) $       (0.24) $       (0.50) $       (0.47)
                                       -------------  -------------  -------------  -------------  --------------
                                       -------------  -------------  -------------  -------------  --------------
Shares used in computing net loss per
  common share.......................      8,548,756      8,570,916      6,999,687      8,567,136
                                       -------------  -------------  -------------  -------------  --------------
                                       -------------  -------------  -------------  -------------  --------------

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,            CUMULATIVE
                                                                      ----------------------------      SINCE
                                                                          1996           1997         INCEPTION
                                                                      -------------  -------------  --------------
Cash flows from operating activities:
  Net loss..........................................................  $  (3,470,099) $  (4,054,362) $  (40,163,280)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization....................................        504,160        439,243       2,983,829
   Noncash interest expense.........................................         15,583             --         465,477
   Noncash expenses related to options and warrants.................         24,890         24,891       1,143,761
   Changes in current assets and liabilities:
    Accounts receivable.............................................         99,159             --              --
    Deposits and prepaid expenses...................................       (415,717)       162,494        (925,022)
    Accounts payable................................................         35,709        107,783         233,786
    Accrued expenses................................................        219,478      1,193,970       2,506,934
    Deferred revenue................................................        250,000      2,000,000       3,000,000
                                                                      -------------  -------------  --------------
   Net cash used in operating activities............................     (2,736,837)      (125,981)    (30,754,515)
                                                                      -------------  -------------  --------------
Cash flows from investing activities:
  Purchases of property and equipment...............................        (96,100)      (243,457)     (3,448,845)
  Disposal of property and equipment, net...........................             --             --          28,040
  Purchases of investments..........................................    (17,632,072)   (16,115,728)    (54,316,420)
  Proceeds from investments.........................................             --     15,318,327      30,206,768
                                                                      -------------  -------------  --------------
    Net cash used in investing activities...........................    (17,728,172)    (1,040,858)    (27,530,457)
                                                                      -------------  -------------  --------------
Cash flows from financing activities:
  Proceeds from convertible notes payable to stockholders...........             --             --       9,400,000
  Payments of obligations under capital leases......................       (340,797)      (316,392)     (1,895,642)
  Proceeds from sale/leaseback of equipment.........................             --             --         771,968
  Net proceeds from equipment leases................................             --             --       1,422,240
  Net proceeds from sale of redeemable convertible preferred stock..      5,889,530             --      25,661,526
  Proceeds from sale of common stock................................     27,964,287         37,981      28,043,587
                                                                      -------------  -------------  --------------
    Net cash provided by (used in) financing activities.............     33,513,020       (278,411)     63,403,679
                                                                      -------------  -------------  --------------
Net increase (decrease) in cash and cash equivalents................     13,048,011     (1,445,250)      5,118,707
Cash and cash equivalents, beginning of period......................      2,848,549      6,563,957              --
                                                                      -------------  -------------  --------------
Cash and cash equivalents, end of period............................  $  15,896,560  $   5,118,707  $    5,118,707
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Supplemental disclosures and noncash transactions:
  Increase in equipment under capital leases........................  $          --  $          --  $   (2,210,270)
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
  Conversion of convertible notes payable to stockholders and
    accrued interest into redeemable convertible preferred stock....  $   1,055,816  $          --  $    9,905,710
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
  Issuance of warrants..............................................  $          --  $          --  $      741,737
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
  Interest paid during the period...................................  $      94,901  $      45,706  $    1,379,535
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------

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

    The Company held the following investments at December 31, 1996 and September 30, 1997:

                                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                         1996           1997
                                                                                     -------------  -------------
Short-term:
  United States Treasury and Agency Securities
   (average maturity of 12 months).................................................  $          --  $   2,000,000
  Corporate Bonds (average maturity of seven and eight months).....................     12,015,442     10,039,221
  Commercial Paper (average maturity of 93 days and twelve months).................        986,030        999,548
                                                                                     -------------  -------------
                                                                                     $  13,001,472  $  13,038,769
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Long-term:
  Corporate Bonds (average maturity of 13 months)..................................  $  10,310,778  $  11,070,883
                                                                                     -------------  -------------
                                                                                     -------------  -------------

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

5. REVENUE RECOGNITION

    Substantially all of the Company's license and research and development revenues are derived from two collaborative research arrangements. Annual research and development payments are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. License fees are recognized as revenue is earned. Deferred revenue represents amounts received in advance for research and development. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

6. TERM NOTE

    In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. This term note bears annual floating interest at the Bank's Prime Rate (8.50% at September 30, 1997) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three month London Interbank Offered Rate ("LIBOR") (5.78% at September 30, 1997) plus 2.25%. This term note is secured by equipment and fixtures purchased under these borrowings. There were no borrowings outstanding under this term note at September 30, 1997.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                        (A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1996 and 1997 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto.

    This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to enter into and maintain collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed under the heading "Business--Factors Which May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

OVERVIEW

    Since commencement of operations in 1990, the Company has been a development stage company engaged primarily in the research and development of proprietary pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing long-term specific transplantation tolerance in humans. The major sources of the Company's working capital have been the proceeds of equity placements, sponsored research funding and license fees and capital lease financings. The Company has not generated any revenues from the sales of products to date, and does not expect to receive any product revenues for several years. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

    In 1993, and as amended and restated in September 1995, the Company and Novartis entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis has committed research funding through March 1998 of $20.0 million, all of which had been received as of September 30, 1997, and agreed to pay license fees of $10.0 million, all of which had been received as of September 30, 1997. The $9.0 million payment from Novartis which was received during March 1997 is comprised of $6.0 million in research funding for the gene transduction approach to xenotransplantation, which is being recognized as revenue on a straight-line basis over the one-year period from April 1, 1997 to March 31, 1998, and $3.0 million in license fees which was recognized as revenue in April 1997. Novartis has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

    In October 1997, the Company and Novartis expanded their relationship in xenotransplantation by entering into a collaboration and license agreement for the development and commercialization of xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, Novartis has committed up to $36.0 million in research funding, license fees and milestone payments, beginning in October 1997.

    In October 1995, the Company and MedImmune formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, of which $2.0 million had been recognized as of September 30, 1997.

                 BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                     (A Development Stage Company)

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenues increased to $2.2 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. The increase in revenues was primarily due to $1.5 million in sponsored research funding from Novartis during the three months ended September 30, 1997, compared to $1.0 million during the three months ended September 30, 1996, as a result of the amendment and restatement of the collaboration agreement with Novartis in September, 1995.

    Research and development expenses increased to $3.6 million for the three months ended September 30, 1997 from $3.2 million for the three months ended September 30, 1996. This increase was primarily due to increases in sponsored research, research and development staff and associated increases in supplies and support services.

    General and administrative expenses decreased to $637,000 for the three months ended September 30, 1997 from $794,000 for the three months ended September 30, 1996. This decrease was primarily due to decreases in outside professional services in connection with market research and business development partially offset by increased administrative costs as a publicly-traded company.

    Interest income decreased to $427,000 for the three months ended September 30, 1997 from $493,000 for the three months ended September 30, 1996. The decrease was due primarily to lower average cash balances available for investment.

    Interest expense decreased to $13,000 for the three months ended September 30, 1997 from $28,000 for the three months ended September 30, 1996. The decrease was primarily due to decreasing balances on existing obligations under capital leases

    As a result of the above factors the Company generated a net loss for the three months ended September 30, 1997 of $2.1 million, or $0.24 per share, compared to a net loss of $2.3 million, or $0.27 per share for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenues increased to $9.1 million for the nine months ended September 30, 1997 from $7.4 million for the nine months ended September 30, 1996. The increase in revenues was due to increased research and development revenues which primarily consisted of funding from Novartis of $7.0 million for the nine months ended September 30, 1997 compared to $5.8 million for the nine months ended September 30, 1996, as a result of the amendment and restatement of the collaboration agreement. Interest income increased to $1.3 million for the nine months ended September 30, 1997 from $874,000 for the nine months ended September 30, 1996. The increase was due primarily to higher cash balances available for investment.

    Research and development expenses increased to $10.8 million for the nine months ended September 30, 1997 from $8.9 million for the nine months ended September 30, 1996. This increase was primarily due to increases in sponsored research programs and increases in research and development staff together with the associated increases in supplies and support services, partially offset by decreased expenditures related to the human clinical safety trials for BTI-322, which are currently being primarily conducted and funded by MedImmune.

    General and administrative expenses increased to $2.2 million for the nine months ended September 30, 1997 from $1.8 million for the nine months ended September 30, 1996. This increase was primarily due to increases in outside professional services in connection with market research and business development, increased headcount and related expenses for general and administrative personnel and increased administrative costs as a publicly-traded company.

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

    Since its inception and prior to the completion of the Company's initial public offering, the Company's operations have been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $30.0 million from a research and development and collaboration agreement with Novartis, $3.8 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $40.2 million and the investment of approximately $4.0 million in equipment and leasehold improvements through September 30, 1997. In October 1997, the Company and Novartis expanded their relationship in xenotransplantation by entering into a collaboration and license agreement for the development and commercialization of xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, Novartis has committed up to $36.0 million in research funding, license fees and milestone payments, beginning in October 1997. In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures. There were no borrowings outstanding under this term note at September 30, 1997. The Company had no significant commitments as of September 30, 1997 for capital expenditures.

    During the nine months ended September 30, 1996, the Company paid Stem Cell Sciences $676,000 for research support for calendar year 1997 and to maintain its pro rata equity interest in Stem Cell Sciences. In addition, the Company has an option to purchase additional shares of Stem Cell Sciences prior to December 1997, to maintain its pro rata equity interest. If the Company does not make such further investment, its rights to certain technologies become nonexclusive.

    The Company had cash and cash equivalents and investments of $29.2 million as of September 30, 1997.

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

a) Exhibits
   +10.1 Collaboration and License Agreement between the Company and Novartis Pharma AG, dated October 6, 1997.
    10.2 Promissory Note and Security Agreement between the Company and Fleet National Bank, dated September 5, 1997.
    11.1   Statement: Computation of Pro Forma Net Loss Per Common Share
    27     Financial Data Schedule.

b) Reports on Form 8-K
   None.

   + Confidential materials omitted and filed separately with the Securities and Exchange Commission.

                  BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                       (A Development Stage Company)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BioTransplant Incorporated
                        (Registrant)

Date: November 12, 1997 /s/ Elliot Lebowitz
                        ------------------------------
                        Elliot Lebowitz
                        President and Chief Executive Officer
                        (Principal Executive Officer)

                        /s/ Richard V. Capasso
                        -------------------------------
                        Richard V. Capasso
                        Vice President, Finance and Treasurer
                        (Principal Financial and Accounting Officer)