Form 10-K405
period 1997-12-31
BIOTRANSPLANT INC
filed 1998-03-27
CIK 880259

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

                         FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                            Commission File No.  000-28324

                              BioTransplant Incorporated
--------------------------------------------------------------------------------
                (Exact Name of registrant as Specified in its Charter)


          Delaware                                         04-3119555
---------------------------------              -------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

        Charlestown Navy Yard, Bldg.  75, Third Avenue, Charlestown, MA 02129
--------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code: (617) 241-5200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                 Title of each class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X         No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $24,145,980, based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 19, 1998.

     Number of shares outstanding of the registrant's class of Common Stock as of March 19, 1998: 8,578,743.

Documents incorporated by reference:
Annual Report to Stockholders for fiscal year ended December 31, 1997 - Part II Proxy Statement for the 1998 Annual Meeting of Stockholders - Part III

PART I

ITEM 1.   BUSINESS

THE COMPANY

     BioTransplant Incorporated, a Delaware corporation organized in 1990 ("BioTransplant" or the "Company") is developing proprietary pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing functional tolerance in humans. This tolerance, ImmunoCognance-TM-, would allow a transplant recipient to accept a donor organ as self, while maintaining the remainder of the recipient's immune defenses. The Company's product candidates are intended to reduce or eliminate the need for lifelong immunosuppressive therapy, minimize infections and complications associated with organ transplantation, reduce the cost of treating end-stage organ disease, and increase the supply of transplantable organs.

     Organ transplantation is an established therapy for end-stage organ disease. Over 30,000 kidney, liver, heart and lung transplants were performed in the United States and Western Europe in 1996. There is a critical shortage of organs worldwide, and large, growing waiting lists have been established for potential organ transplant recipients. The Company estimates that over $5.0 billion is spent annually on organ transplantation in the United States alone. However, the success of these procedures is frequently limited by the rejection of the transplanted organ by the recipient's immune system. To prevent rejection of the transplanted organ, recipients must maintain a lifelong regimen of immunosuppressive therapy. Over half of the costs of organ transplantation are attributable to care subsequent to the transplant, including lifelong immunosuppressive therapy, hospitalization due to complications resulting from the chronic use of immunosuppressive drugs, infections and transplant rejections.

     BioTransplant and MedImmune Inc. ("MedImmune") entered into an agreement in October 1995 relating to products to treat and prevent organ rejection derived from BioTransplant's BTI-322 and MedImmune's MEDI-500 rodent antibodies. BTI-322 and its humanized derivative, MEDI-507, are novel and proprietary monoclonal antibodies being developed as stand-alone anti-rejection products and as an important component in the Company's AlloMune and XenoMune Systems for organ transplantation. The Company has retained exclusive rights to the use of BTI-322/MEDI-507 in its AlloMune and XenoMune Systems.

     A monoclonal antibody is a single antibody which reacts with a specific molecule, called an antigen, which triggers a response from the immune system. By selectively inhibiting T cells in an antigen specific manner, in vitro studies suggest that BTI-322/MEDI-507 leaves the remainder of the immune system competent to respond to pathogens (foreign organisms that cause disease) subsequent to BTI-322/MEDI-507 administration. MEDI-507 is being evaluated clinically in organ rejection,

Graft-versus-Host Disease ("GvHD") and pilot autoimmune disease trials. MEDI-500 is a monoclonal antibody that suppresses most T cells. MEDI-500 is currently in an NIH-sponsored Phase III trial for ex vivo depletion of T cells in bone marrow which will be transplanted into cancer patients

     The AlloMune System is designed to reduce or eliminate the need for lifelong immunosuppressive therapy in human-to-human organ transplantation by inducing functional tolerance through the creation of mixed bone marrow chimerism between the donor and the recipient. Mixed bone marrow chimerism re-educates the recipient's immune system to recognize the donor organ as self, while maintaining the remainder of the recipient's immune defenses. The Company is currently conducting preclinical studies in which kidneys of intentionally mismatched donor monkeys are being transplanted into monkey recipients which have undergone conditioning and bone marrow infusion to produce mixed chimeras. To date, 9 out of 11 recipient monkeys have achieved mixed bone marrow chimerism and functional tolerance with normal kidney function for periods ranging from 6 to 48 months without the need for chronic immunosuppressive therapy. The Company and its collaborators at the Massachusetts General Hospital ("MGH") have begun a pilot trial in patients with a prototype of the AlloMune System for re-educating the patient's immune system. The pilot trial is being conducted under a protocol approved by MGH's Institutional Review Board. The Company is seeking to optimize the AlloMune System through additional preclinical testing in primates in addition to filing an investigational new drug application ("IND") with the United States Food and Drug Administration ("FDA") for human clinical trials.

     With the XenoMune System, BioTransplant hopes to build upon the Company's proprietary knowledge and technology developed with the AlloMune System. The XenoMune System is designed to expand the pool of donor organs by using organs derived from proprietary miniswine for transplantation into humans. The Company is working to achieve mixed bone marrow chimerism between cross-species donors and recipients. The Company has established miniswine-to-primate mixed bone marrow chimerism for more than 300 days and has had preliminary success with miniswine-to-primate kidney transplant survival for up to 15 days, without evidence of hyperacute rejection (rejection that begins immediately upon transplantation and is the consequence of the recipient having preformed antibodies against donor antigens). In addition, the Company is actively pursuing the genetic manipulation of the recipient's bone marrow with an MHC (major histocompatibility complex) gene from the miniswine donor ("gene transduction") as an alternate means for inducing long-term specific tolerance. The Company has entered into a strategic alliance with Novartis Pharma AG ("Novartis") to develop xenotransplantation (transplantation of organs between different species) products utilizing gene transduction and mixed bone marrow chimerism. Pursuant to the Company's agreement with Novartis for products utilizing gene transduction, BioTransplant is entitled to receive research funding and license fees of $30.0 million, all of which had been received as of December 31, 1997. Pursuant to the Company's agreement with Novartis for products utilizing mixed bone marrow chimerism, which began in October 1997, BioTransplant may receive research funding, license fees and milestone payments of up to $36.0 million, of which $5.5 million had been received as of December 31, 1997. Additionally, the Company has entered into an exclusive supply agreement with Charles River Laboratories ("CRL") for the supply of miniswine cells and organs.

OVERVIEW OF ORGAN TRANSPLANTATION

     Organ Transplant Market

     During the last two decades organ transplantation has become an established therapy for end-stage organ disease. This is due in part to the significant progress that has been made since the introduction of cyclosporine by Novartis in 1983. In 1996, over 30,000 organ transplants were performed in patients suffering from end-stage kidney, liver, heart and lung disease in the United States and Western Europe. The Company estimates that over $5.0 billion is spent annually in the United States on organ transplantation. However, the success of these procedures is frequently limited by the rejection of the transplanted organ by the recipient's immune system. To prevent rejection of the transplanted organ, recipients must maintain a lifelong regimen of immunosuppressive therapy. Over half of the costs of organ transplantation, on a patient by patient basis, are attributable to care subsequent to the transplant, including lifelong immunosuppressive therapy, hospitalizations due to complications resulting from the chronic use of immunosuppressive drugs, infections and transplant rejections. Other treatments for end-stage organ disease, such as kidney dialysis, are even more expensive and many non-kidney transplant patients die while waiting for organs. Accordingly, improvements in transplantation technology that reduce the wait for suitable organs and minimize infections and other complications, including retransplantation and the toxicities of chronic immunosuppressive drugs, can be expected to lower the overall cost of treating end-stage organ disease.

     There is a critical shortage of organs worldwide and waiting lists have been established for potential organ transplant recipients. Over 50,000 patients in the United States suffering from end-stage organ disease were on waiting lists for a lifesaving organ transplant in 1997, based on data provided by the United Network for Organ Sharing ("UNOS"). This number has more than tripled since 1988, and the number of deaths of people on the waiting list has increased proportionately. If an adequate supply of transplant organs were available and the complications of transplantation minimized, the Company estimates that an additional 100,000 critically ill patients annually could benefit from organ transplantation as a replacement for disease-damaged organs and as an alternative to artificial devices.

     Efforts to ease this organ shortage through public campaigns and advertisements to enlarge the pool of potential organ donors have been only moderately successful.

Increased automotive safety has adversely affected the donation rate. In addition, the quality of organs available for transplant has been declining, which the Company believes may impact organ graft half-lives and increase the number of organs needed for retransplantations. The potential for allotransplantation (transplantation of organs between different individuals of the same species) to spread infectious disease has also limited the potential donor pool. While the number of cadaveric donors has increased in the last ten years, the demand for organs has increased more rapidly. Advances have been made in obtaining multiple organs from a single donor and in organ preservation techniques, but a severe shortage of organs still exists and the backlog of patients awaiting transplantation continues to grow. The shortage of donor organs restricts the number of transplant procedures performed and forces many patients to undergo costly and less effective alternatives to transplantation for as long as possible. This delay renders transplant candidates much sicker than they would have been if the organ transplant had been possible sooner.

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

     The biological specificity of the immune response is controlled by a subset of white blood cells known as T cells. Throughout an individual's life, the immune system reacts to foreign antigens and develops T cells capable of recognizing and responding to specific foreign antigens, including specific T cells capable of recognizing and reacting to specific foreign histocompatibility antigens. T cells learn to distinguish self from non-self when they mature in the thymus, and this maturation step induces tolerance to the individual's own antigens. When mature antigen specific T cells recognize histocompatibility antigens in transplanted tissue, they become activated and initiate a cascade of events, including the proliferation of T cells and B cells (another subset of white blood cells). Certain activated T cells can kill cells bearing foreign antigens; and B cells are capable of producing antigen specific proteins called antibodies. Antibodies can bind to foreign cells or proteins and lead to their destruction or clearance from the body.

     The two earliest types of immune response to transplanted foreign tissue are hyperacute and acute rejection. Hyperacute rejection begins immediately upon transplantation and results from the reactivity of preexisting antibodies with antigens presented by the donor tissue. In hyperacute rejection, the donor organ is destroyed within minutes to hours. No treatment is currently available for hyperacute rejection. Acute rejection occurs after transplantation of an organ when T cells recognize the histocompatibility antigens of the donor as foreign, become activated and, over a period of days or weeks, initiate a rejection response which may lead to the ultimate loss of the organ. The current approach to preventing acute organ rejection in transplant patients is to administer a combination of immunosuppressive medications which non-specifically suppress the ability of T cells to recognize and respond to antigens. These medications, however, not only inhibit T cells from recognizing histocompatibility antigens of donor organs, but also block the patient's T cells from recognizing other foreign antigens. As a result, the transplant recipient is rendered vulnerable to viral, bacterial and fungal infections. In addition, long-term use of these immunosuppressive drugs can lead to cardiovascular disease, kidney and liver damage, as well as an increased incidence of certain types of cancer such as skin and lip cancer and lymphomas. Most importantly, despite the administration of various immunosuppressive medications, instances of organ rejection still may occur and may necessitate increased doses of immunosuppressive drugs or inclusion of other anti-rejection therapies, thus compounding unwanted side effects and complications. If the rejection cannot be controlled, the rejected organ must be removed and another transplant will be required, or in the case of heart, liver or lung transplantation, the patient may die.

     Current Transplantation Procedures

     A patient with end-stage failure of a major organ (kidney, liver, heart or lung) or a patient in need of a bone marrow transplant must undergo a long process of treatment prior to and after transplantation. For solid organ transplantation, an attending physician must decide that the patient's organ is irreversibly damaged and unable to sustain life and that the patient is able to undergo the surgical and medical procedures associated with transplantation and post-transplantation therapy. Then, the patient must undergo tests to determine his or her histocompatibility antigens, a process referred to as tissue typing. Once the patient's tissue type is known, a suitable donor organ or bone marrow must be located. During the waiting period, samples are taken from the potential recipient and tested for the presence of antibodies to a panel of histocompatibility antigens representative of the population of prospective donors. This procedure is known as the Panel Reactivity Antibody test and is used to determine the potential for acute rejection of a transplant by an individual recipient.

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

     Neither tissue typing nor cross-match technology result in a perfectly matched organ. Therefore, foreign antigens will always be found on a donor organ, except in the case of transplants from an identical twin. The differences in donor and recipient antigens will cause the recipient's immune system to maintain a continuous response against the donor organ until rejection occurs, unless the immune response is suppressed. Following the transplantation procedure, the challenge in patient management is to prevent acute rejection of the organ by inhibiting T cell activation. The success of the transplant is dependent on the immunosuppressive regimen which is initiated on the day of surgery and is continued daily for the rest of the patient's life. Lifelong immunosuppressive therapy usually consists of the administration of a combination of immunosuppressants such as Sandimmune-Registered Trademark- or Neoral-Registered Trademark- (also known as cyclosporin A), prednisone (a steroid), Imuran-Registered Trademark- (an anti-metabolite, also known as azathioprine) or CellCept-Registered Trademark- (also known as mycophenolate mofetil). Chronic immunosuppressant medications have a narrow therapeutic window; that is, the administration of dosages which are too low results in organ rejection, while the administration of dosages which are too high can result in unacceptable toxicity, and increased risks of cancer and infection. Because these medications also block the patient's T cells from recognizing foreign antigens, they render the patient susceptible to infections and tumors. In addition, patient noncompliance with the prescribed immunosuppressive therapy is a significant clinical problem due to the fact that if these drugs are stopped, rejection, sometimes irreversible, will occur.

     All patients receive chronic systemic immunosuppressants at the time of transplantation in order to reduce the probability of subsequent rejection of the organ. Some patients also receive an anti-T cell antibody such as OKT3 or ATGAM in an attempt to further decrease the probability of rejection (called "induction therapy"). The efficacy of OKT3 or ATGAM for use in induction therapy has not been established, and neither of these drugs, has been approved at the present time by the FDA for use in induction therapy. Zenapax-Registered Trademark-, a humanized anti-T cell antibody, has recently been approved for this indication.

     Approximately 20-40% of transplant patients will experience an acute rejection episode in the first year after transplantation. Additional intermittent episodes of acute rejection also occur, often requiring rehospitalization for a course of more intensive immunosuppression and may result in graft loss. Acute rejection episodes are treated with a short course of high dose steroids, anti-thymocyte globulin (such as ATGAM), or OKT3. In many cases these treatments are successful in reversing the acute rejection response. If these treatments are successful in reversing the acute rejection response, the recipient resumes chronic immunosuppressive drug maintenance therapy. However, the treatment of these rejection episodes is associated with increased complications due to the additional immunosuppression. Patients treated with antibody-based therapies (ATGAM or OKT3) sometimes respond by producing antibodies specific to the therapeutic antibody. This response can limit the ability of the physician to use these agents more than once in a given patient. All of the immunosuppressive drugs used to suppress the rejection response are toxic to the recipient and carry a variety of potentially serious side effects, including complications such as fever, shortness of breath, headaches, diarrhea, seizures or life-threatening cardiac reactions as well as increased infection and a higher incidence of cancer. Long-term use can cause
liver and kidney damage and bone marrow depletion.   Even with chronic
immunosuppression, the donor organ can be slowly rejected over a period of years, a process which is called chronic rejection.

     An additional problem occurs in bone marrow transplantation. T cells from the donor are present in the marrow to be transplanted into the recipient.
These T cells can respond to the recipient's cells and cause graft versus host disease (GvHD), which is a rejection of the recipient by the T cells in the donor bone marrow. The therapies for GvHD are similar to solid organ rejection. However, a significant number of GvHD patients that do not respond to steroids will also fail to respond to any other currently available antilymphocytic agents and will die as a result of the GvHD.

PRODUCTS UNDER DEVELOPMENT

     In order to address the problems of organ transplantation described above, BioTransplant is developing a portfolio of proprietary pharmaceuticals and organ transplant systems with the goal of inducing functional tolerance in humans. The Company is developing methods of selectively inhibiting T cells responsible for organ rejection and modifying a patient's immune system to accept foreign organs as if they were self by combining components of the donor's immune system with the recipient's immune system.

     In October 1995, the Company and MedImmune formed a collaboration to develop and commercialize products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322 and MEDI-500. Under the terms of the collaboration agreement between MedImmune and the Company, MedImmune is required to pay royalties to the Company on sales of BTI-322, MEDI-507 and MEDI-500. MEDI-500 is a murine monoclonal antibody which has been in-licensed to MedImmune by the University of Kentucky. MEDI-500 suppresses most T cells by binding to a protein (the alpha-beta receptor) on the cell surface.

MEDI-507

     MEDI-507, a humanized antibody derived from BTI-322, is a novel and proprietary monoclonal antibody therapeutic candidate being developed as a stand-alone anti-rejection product and as an important component in the Company's AlloMune and XenoMune Systems. By selectively inhibiting T cells in an antigen specific manner in vitro, the Company believes that BTI-322/MEDI-507 leaves the remainder of the immune system competent to respond to pathogens subsequent to BTI-322/MEDI-507 administration. The Company believes that MEDI-507 offers unique advantages when administered at the time of transplantation, as an agent for the prevention of acute organ rejection and in inhibiting GvHD following bone marrow transplantation.

     MEDI-507 is a monoclonal antibody that binds to CD2, an important therapeutic target on the surface of T cells. The Company believes that MEDI-507 interferes with signaling through CD2, thereby preventing T cell activation. Other therapies used for the treatment of acute rejection only inhibit T cell activation around the time of the treatment period. However, based on in vitro experiments, the Company expects that MEDI-507 will have a lasting effect even after administration and will continue to selectively suppress T cell responsiveness to the donor antigens. If the mechanism of action is substantiated by further data, the Company believes that MEDI-507 may be effective against T cell mediated diseases (such as psoriasis, inflammatory bowel disease, Crohn's disease and rheumatoid arthritis). BTI-322, the rodent form of MEDI-507, (originally known as LO-CD2a) was discovered in the Experimental Immunology Unit of the Catholic University of Louvain, Belgium, by Drs. Herve Bazin and Dominique Latinne. The Company obtained exclusive rights to develop and commercialize this antibody in early 1993.

     Clinical Development. Early clinical results and research data suggest BTI-322/MEDI-507 has the potential to be a safe and effective agent for the prevention and treatment of allograft (intra-species transplants) and xenograft (inter-species transplants) rejection and GvHD. Prior to the grant of an exclusive license to BTI-322 to the Company in 1993, four patients had been treated for either acute kidney rejection or GvHD under a compassionate use protocol approved by the Catholic University of Louvain hospital ethical committee.

     In 1994, the Company conducted a physician-sponsored safety trial with BTI-322 for the treatment of acute rejection of renal transplants in two centers in Belgium under a protocol approved by the hospital ethical committees. Twenty-four patients were treated. One patient withdrew from the study. A total of 13 patients completed treatment for their first rejection episode, 12 of whom responded to the treatment. A second group of 10 patients who had experienced multiple rejections, or had failed to respond to conventional treatment (including steroids and OKT3), were also treated. Seven of these patients responded to treatment. The majority of patients received the antibody without the steroid pre-treatment typically used to reduce side effects associated with T cell specific antibodies, and the therapy was well tolerated. Non-life-threatening side effects of limited duration were observed, mainly during the first of ten daily doses administered to each patient. These side effects were less severe than those generally observed in similar patients treated with steroid pre-treatment and OKT3 or ATGAM. The results of this study were submitted to the FDA as part of an IND in early 1995. The Company and MedImmune have conducted a Phase I/II trial of BTI-322 at MGH under this IND for the treatment of acute renal rejection with steroid coverage for the first dose.

     The Company supported a physician-sponsored Phase I/II clinical trial at the Catholic University of Louvain, for the use of BTI-322 as a component of induction therapy in renal allograft transplantation. Induction therapy is a clinical protocol used at the time of transplantation to reduce the probability of subsequent organ rejection by the recipient. Forty patients were randomized equally, to receive either conventional therapy or BTI-322 and conventional therapy. The last patient was enrolled in February 1996. The rate of acute rejection after the administration of induction therapy with BTI-322 is significantly lower than that of the control group of twenty patients who received only conventional therapy. This difference in rejection rates between the two groups is still significant at an 18-month follow-up. A physician-sponsored Phase I/II clinical trial of BTI-322 for induction therapy for liver allograft transplantation has been approved by the Catholic University of Louvain hospital ethical committee and is currently enrolling patients.

     Under a compassionate use protocol, BTI-322 has also been used to treat steroid-resistant GvHD. Six patients have been treated with BTI-322 and five patients demonstrated reversal of certain of their symptoms during the course of treatment with BTI-322. Two patients have shown no relapse of symptoms in the absence of chronic steroid treatment for six and seven months, respectively, after the antibody therapy. The other four patients suffered relapse of their GvHD after completion of BTI-322 administration and subsequently died due to the consequences of their disease. The Company believes that BTI-322 administered at the onset of GvHD symptoms has a greater probability of long-term clinical success. A physician-sponsored Phase I/II trial for the early treatment of steroid-resistant GvHD using BTI-322 recently commenced in Europe and MedImmune began a Phase I/II clinical trial in the United States in late 1996.

     Although the Company believes the rodent antibody, BTI-322, is acceptable in the prevention and treatment of allograft organ rejection, it may not be appropriate for diseases which require multiple courses of the drug, such as T cell mediated chronic diseases (including psoriasis, inflammatory bowel disease, Crohn's disease and rheumatoid arthritis). Therefore, the Company has developed MEDI-507, a humanized form of BTI-322, by incorporating the specificity of BTI-322 on the backbone of a human antibody molecule. In experiments done to date by the Company, the humanized form of the antibody has similar functional effects to those of the rodent antibody. Clinical testing of MEDI-507 began in 1997 in alliance with MedImmune. INDs were filed for prevention of renal allograft rejection and for the treatment of steroid resistant GvHD and psoriasis. See "-- Patents and Proprietary Rights."

     MEDI-500

     Clinical Development. MEDI-500 has been evaluated in several transplantation clinical trials involving approximately 400 individuals. A Phase II clinical trial comparing MEDI-500 with OKT3, the then only commercially available monoclonal antibody for treatment of acute rejection, suggested that MEDI-500 may have a similar efficacy profile to OKT3 but with reduced side effects. MEDI-500 is currently being evaluated for prevention of GvHD by ex vivo T cell depletion in a Phase III clinical trial sponsored by the National Heart, Lung and Blood Institute ("NHLBI").

     The AlloMune System

     The Company's AlloMune System is designed to allow the transplantation of mismatched organs from human donors, so as to reduce or eliminate the need for lifelong systemic immunosuppressive therapy. The proposed AlloMune System incorporates several components into a proprietary and integrated system to create mixed bone marrow chimerism leading to functional tolerance.

     The AlloMune System is being designed to achieve functional tolerance to the mismatched organ through the creation of mixed bone marrow chimerism. Chimeric bone marrow contains the cells of both the donor and the recipient. The creation of the mixed chimeric state will cause the recipient's newly differentiated T cells to become specifically tolerant to the donor antigens and regard them as self. The advantage of the induction of donor functional tolerance is that the recipient will retain its ability to respond to the antigens of foreign pathogens without responding to the donor antigens on the organ transplant. This tolerance will reduce or eliminate the need for lifelong immunosuppressive therapy. The Company has exclusive rights to patent applications directed towards producing mixed bone marrow chimerism.

     Prior to transplantation of the donor bone marrow, the recipient is given injections of an anti-T cell antibody in order to block the recipient's immune response to the new foreign antigens from the donor and to deplete the recipient's mature T cells. Concurrent with the administration of the anti-T cell antibody, the recipient receives doses of radiation to make space in the recipient's bone marrow and allow the transplanted bone marrow to "seed" the newly created space. A splenectomy is performed at the time of organ transplantation, and bone marrow from the donor is then injected into the recipient. The organ is then transplanted and a short course (expected to last approximately one month) of cyclosporine is administered.

     The Company is currently conducting preclinical studies in which kidneys of intentionally fully mismatched donor monkeys are being transplanted into recipient monkeys which have undergone the bone marrow chimerism procedure. One of the first recipients has achieved mixed bone marrow chimerism with normal kidney function for over 1,400 days, without chronic systemic immunosuppressive therapy. In addition, one recipient has demonstrated tolerance to a skin graft from the donor monkey, in the absence of immunosuppressive drugs.
However, the recipient monkey has rejected skin grafts transplanted from another monkey (third party donor), indicating that the monkey is specifically tolerant to the antigens of the donor and thus has a normal ability to respond to foreign antigens. The Company has analyzed the ability of T cells from the chimeric monkeys to respond to cells from the donor and other monkeys. The Company has demonstrated that the T cells from some chimeric monkeys do not become activated by donor cells in culture but will respond to cells from other monkeys (third party donors).

     To date, the creation of mixed bone marrow chimerism and normal kidney function has been replicated in eight out of ten additional monkeys for periods from 6 to 48 months.

     The Company is continuing to evaluate modifications to the conditioning regimen in rodent and large animal models. Recent evidence from the Company's rodent models has demonstrated the ability to eliminate or greatly reduce the level of irradiation needed to establish a state of mixed bone marrow chimerism, and the Company intends to evaluate this approach in large animal models.

     The Company intends to continue to optimize the AlloMune System through additional preclinical trials in primates in addition to filing an IND with the FDA for clinical trials. The Company's academic collaborators have initiated an institutional review board ("IRB") approved clinical trial of a pilot proof of principle evaluation of the prototype AlloMune System in humans.

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

     The proposed XenoMune System is expected to include miniswine kidneys, hearts, lungs and other organs for transplantation. Pursuant to a collaboration agreement with CRL, the Company has obtained exclusive rights to miniswine which are being specifically developed by CRL for use in xenotransplantation. These miniswine are an appropriate donor choice for xenotransplantation because of their size, physiology, inbreeding at swine histocompatibility genes, long-term documented medical history and breeding capacity. However, although the Company uses these miniswine as a potential donor of xenogeneic organs because the animals offer advantages over the use of other species, recent scientific publications by others have demonstrated, under laboratory conditons, that certain porcine viruses, called porcine endogenous retroviruses ("PERV") have the potential to infect human cells.

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

     To prevent acute rejection of the transplanted miniswine organ, the Company is working to achieve mixed bone marrow chimerism between cross-species donors and recipients. As one alternative method of inducing specific tolerance, the Company is actively pursuing a gene transduction approach.

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

     The Company has achieved mixed bone marrow chimerism and long-term xenograft tolerance between rat and mouse. The Company has also demonstrated chimerism and long-term acceptance of miniswine skin grafts on immunocompetent rodents. In addition, the Company has established mixed bone marrow chimerism in the miniswine-to-primate model. The Company has developed a proprietary method to promote the engraftment of swine bone marrow in primates and has thereby achieved miniswine-to-primate bone marrow chimerism engraftment for 300 days. The use of this technique in a protocol similar to the AlloMune System has produced long-term xeno-chimerism in three out of three primates and has resulted in a diminished miniswine-specific T cell response from the chimeric monkeys. Lack of priming and diversification of the humoral response was also
demonstrated.   These results represent progress towards the generation of functional tolerance to miniswine antigens.

     The Company's collaborators at MGH have published the first successful demonstration in a pig-to-mouse model of tolerance to permanently re-educate the immune system to accept transplanted tissue from a different species in the absence of immunosuppressive drugs.

     A gene transduction approach to xenotransplantation is also being developed. The Company has demonstrated that gene transfer of a single histocompatibility complex gene from one inbred line of miniswine to another fully-mismatched inbred line by retroviral gene transfer into the recipient's own bone marrow cells can induce functional tolerance to a donor kidney without chronic immunosuppressive therapy. Based on this observation, the Company has performed miniswine to primate experiments using similar gene transduction techniques. In these experiments, multilineage expression of the miniswine MHC gene was demonstrated for eight months in the initial primate recipient. The primate recipients of gene transduced bone marrow have been demonstrated to have a diminished immune response to pig antigens. Additionally, recent data using a mouse model testing the ability to use gene therapy to deplete the antibodies
responsible for hyperacute rejection have shown encouraging results.   This
protocol is currently being tested in primates. The Company has entered into a strategic alliance with Novartis for the development of xenotransplantation products utilizing gene transduction and mixed bone marrow chimerism and with CRL for the supply of miniswine. See "Collaborations and Agreements - Novartis" and "- Charles River Laboratories."

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

     Novartis Pharma

     In April 1993, the Company entered into a five-year collaboration agreement with Novartis, the world's leading supplier of transplantation therapeutics, which was amended and restated in September 1995 (the "Novartis Gene Transduction Agreement"), to develop and commercialize xenotransplantation products utilizing gene transduction. Pursuant to the Novartis Gene Transduction Agreement, the Company has received research funding of $20.0 million and license fees of $10.0 million in connection with the research by the Company of certain xenotransplantation products. In October 1997, the Company entered into a collaboration and license agreement with Novartis to develop and commercialize transplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology (the "Novartis Bone Marrow Agreement"). Pursuant to the Novartis Bone Marrow Agreement, the Company may receive research funding, license fees and milestone payments of up to $36 million. As of December 31, 1997, research funding of $3.5 million and license fees of $2.0 million had been received. In addition, in 1992 Novartis purchased $5.0 million of the Company's Series B Convertible Preferred Stock ("Series B Stock"), which converted into 532,125 shares of Common Stock upon consummation of the Company's initial public offering. In 1997, revenues from the Company's collaboration agreements with Novartis accounted for 82% of the Company's total revenues.

     Pursuant to the terms of both Novartis Agreements, Novartis is obliged to fund the development costs associated with certain xenotransplantation products developed by the Company subject to reimbursement of a portion thereof by the Company, if the Company elects to co-promote such products. Under certain conditions, the Company has the right to co-promote such products solely in North America and to receive an agreed upon share of profits, if any, derived from North American sales. The Company is entitled to receive royalties on the sale of such licensed products by Novartis outside of North America and, to the extent that the Company elects not to co-promote in North America, on sales in North America as well. Royalties and profits from any licensed products developed will depend, in part, upon the efforts of Novartis to perform clinical testing, obtain regulatory approvals and market and sell such products both within and outside of the United States. The amount and timing of the resources devoted to these activities by Novartis will be controlled by Novartis. Under certain circumstances, Novartis may develop or market products competitive with the Company's xenotransplantation products utilizing the gene transduction or mixed bone marrow chimerism approaches. Pursuant to the Novartis Agreements, Novartis has an option under certain circumstances to obtain an exclusive license to inventions developed in the course of BioTransplant research funded by Novartis for use outside the field of xenotransplantation.

     MedImmune

     In October 1995, the Company and MedImmune formed a collaborative agreement for the development and commercialization of products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322, MEDI-507, MEDI-500 and future generations of products derived from these molecules. Pursuant to the collaboration, the Company granted MedImmune an exclusive worldwide license to develop and commercialize BTI-322 and MEDI-507 and any products based on BTI-322 or MEDI-507, other than the use of BTI-322 or MEDI-507 in kits or systems for xenotransplantation or allotransplantation. MedImmune paid

BioTransplant a $2.0 million license fee at the time of formation of the collaboration, and agreed to fund and assume responsibility for clinical testing and commercialization of any resulting products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, up to $12.0 million of which is repayable from royalties on BTI-322, MEDI-507 or MEDI-500, as well as to pay royalties on any sales of BTI-322, MEDI-507, MEDI-500 and future generations of products, if any. Royalties will depend, in part, upon the efforts of MedImmune to perform clinical testing, obtain regulatory approvals and market and sell BTI-322, MEDI-507 and MEDI-500. The amount and timing of the resources devoted to these activities by MedImmune will be controlled by MedImmune.

     Charles River Laboratories

     In March 1991, BioTransplant entered into an exclusive research and supply agreement with CRL, a wholly-owned subsidiary of Bausch & Lomb, Inc., which assigned its rights in the agreement to an affiliate, Wilmington Partners L.P., in 1993. CRL is a leading company in providing genetically-defined and "pathogen-free" animals to the biomedical community. Pursuant to the agreement, CRL is the exclusive supplier of miniswine and/or miniswine organs to be delivered by the Company as part of the XenoMune System. To date, CRL has assumed all of the costs of maintaining, expanding and improving the miniswine herd, including extensive research and development costs associated with achieving "specific pathogen-free" status for the herd in support of the delivery of transplantable organs. The Company and CRL are currently negotiating the terms of a new agreement pursuant to which the Company will assume the costs of maintaining the miniswine herd and, upon commencement of commercial sales of miniswine organs, the Company and CRL will seek to enter into a definitive supply agreement for the ongoing supply of miniswine.

     Stem Cell Sciences

     The Company has entered into a strategic alliance with Stem Cell Sciences Pty Ltd. ("Stem Cell Sciences") for the purpose of genetically engineering miniswine. BioTransplant has been granted worldwide, exclusive rights, subject to the payment of a royalty, to technology, products and processes for the derivation and manipulation of porcine embryonic stem cells developed during the research term and useful in xenotransplantation in humans. In addition, Stem Cell Sciences will be creating relevant transgenic miniswine for the Company. BioTransplant has made equity investments in Stem Cell Sciences, which represent 30% of the outstanding shares of that company. At least half of the consideration received by Stem Cell Sciences from the Company's equity investment will be used to fund research in the development of germ line competent porcine embryonic stem cells and, in particular, the development of technology, products and processes useful for xenotransplantation in humans. BioTransplant made additional investments in Stem Cell Sciences in 1996 and 1997 to maintain its 30% ownership position and support additional research through December 31, 1998. The Company has the option to make a further equity investment in 1998 to maintain its ownership percentage. If the Company does not make such further investment then its rights become nonexclusive.

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

     Materials for preclinical studies and ongoing and planned clinical trials with the rodent BTI-322 were manufactured by a contractor in Europe. Supplies of MEDI-507 required for preclinical studies, clinical trials and commercial products are being manufactured by MedImmune using its own manufacturing facilities.

     The manufacture of the Company's AlloMune and XenoMune Systems may require the production of cytokines, monoclonal antibodies and gene transfer vectors.

The Company has the capacity to produce these materials in sufficient quantity and of sufficient quality to support preclinical studies. Materials of the quality suitable for clinical trials will have to be produced by third party manufacturers. In addition, the Company has entered into an agreement with Dendreon, formerly Activated Cell Therapy, to provide a system for handling, transferring and purifying donor bone marrow. CRL has agreed to supply miniswine and miniswine organs exclusively for BioTransplant in connection with xenotransplantation.

SALES AND MARKETING

     MedImmune has exclusive worldwide marketing rights to its proprietary product, MEDI-500, as well as to BTI-322, MEDI-507 and future generations of these products, if any. MedImmune has disclosed that it has a sales and marketing organization of over 70 people. Five regional business directors, each with 15 or more years of sales, marketing or managed care experience, manage the regional business units established by MedImmune. MedImmune has disclosed that it has over 45 sales and managed care representatives covering approximately 500 hospitals and clinics in the United States which specialize in transplantation and/or pediatric/neonatal intensive care for the promotion of their products. MedImmune began marketing its product for transplantation medicine, CytoGam-Registered Trademark-, in 1993 with its own 14 person sales force. The sales and marketing teams were expanded in January 1996 to its current 70 person level with the approval for marketing by the FDA of MedImmune's second product, RespiGam-Registered Trademark-.

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

     Pursuant to the collaboration agreement between BioTransplant and Novartis, Novartis has been granted exclusive worldwide rights to market xenotransplantation products based on gene transduction or mixed bone marrow chimerism, subject to the Company's right to co-promote in North America under certain conditions. The Company currently intends to exercise this co-promotion right at such time as Novartis has submitted an application for regulatory approval of the XenoMune System to the FDA. To the extent the Company develops a xenotransplantation product that does not utilize technology which has already been licensed, the Company may seek to collaborate with a third party or may seek to market such product on its own.

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

RESEARCH AND DEVELOPMENT

     The Company's total research and development expenses were $9.5 million, $12.3 million and $14.0 million for 1995, 1996 and 1997, respectively. Collaborative research and development revenues totalled $9.9 million, $7.8 million and $12.1 million in 1995, 1996 and 1997, respectively.

PATENTS AND PROPRIETARY RIGHTS

     As of March 24, 1998, there were 15 patents issued and 37 patent applications pending in the United States Patent and Trademark Office owned by or licensed to BioTransplant. The Company has also filed corresponding patent applications in selected foreign countries for certain of these U.S. patent applications. BioTransplant believes that its proprietary rights in its technology are important to its ability to develop and commercialize products and to profit from its research.

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

     The Company is aware of granted patents which claim monoclonal antibodies which bind to T cells and the therapeutic use thereof. These patents are owned by Johnson & Johnson, which manufactures and sells OKT3, a T cell binding monoclonal antibody. Although BTI-322 is also a monoclonal antibody which binds to T cells, the Company believes that BTI-322 is distinguishable from the monoclonal antibodies claimed in such patents, and does not infringe such patents either literally or under the doctrine of equivalents. Notwithstanding such belief, there is a risk that the patent owner could initiate patent infringement litigation to prevent the manufacture, sale and use of BTI-322. If the patentee should prevail in such litigation, the Company could be required to pay damages and reimburse the patentee for the cost of such litigation. In addition, if the patentee was not prepared to grant a license to the Company, an injunction could issue which would prevent the manufacture, sale and use of BTI-322. In addition, MEDI-500 is a monoclonal antibody which binds to T cells, and may be subject to similar risks as BTI-322. If the manufacture, sale or use of MEDI-500 infringes these patents, the royalties, if any, relating to MEDI-500 may be reduced or eliminated.

     The Company has reviewed issued patents which include claims relating to the process for producing humanized rodent monoclonal antibodies. These patents are held by biotechnology companies and an academic institution. While BTI-322 is a rodent antibody, the Company and MedImmune intend to commercialize MEDI-507, a humanized version of BTI-322. The Company and MedImmune have obtained a license from Protein Design Laboratories Inc. under their patents. However, there can be no assurance that the Company will be able to obtain additional such licenses on acceptable terms, if at all. Failure to obtain such licenses could require the Company to suspend or modify MEDI-507 and would limit the use of BTI-322 to indications not requiring repeated multiple administrations.

     The Company is also aware of a granted United States patent directed to the production of transgenic animals by the use of a microinjection technique which is licensed to a competitor. Such patent could have an adverse impact on the Company's ability to produce transgenic animals by microinjection. In addition, the Company is aware of a United States patent which is directed to embryonic stem cells. Such patent may have an adverse impact on the Company's program for producing transgenic swine by the use of embryonic stem cells.

     Pursuant to a collaboration with CRL, the Company has obtained exclusive rights to a herd of miniswine maintained by CRL. There are no United States or foreign patents or patent applications relating to such miniswine. See "Collaborations and Agreements - Charles River Laboratories."

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

     In particular, there are several commercially available anti-rejection drugs that will compete with BTI-322 and MEDI-500 products, including OKT3 and ATGAM. To the extent that these therapeutics address the problems associated with transplantation on which the Company has focused, they may represent significant competition. In addition, Roche (Protein Design Laboratories, Inc.) and Novartis have conducted clinical trials with potentially competitive compounds. Roche has received regulatory approval with one such compound, Zenapax, and Roche and Novartis are seeking regulatory approval with respect to other compounds.

     In addition, the Company is aware of other biotechnology companies attempting xenotransplants, including Imutran Ltd., a wholly-owned subsidiary of Novartis, Nextran Inc., a wholly owned subsidiary of Baxter HealthCare, Alexion Pharmaceuticals, Inc. and SangStat Medical Corp. Some of the Company's competitors are using organs derived from genetically modified transgenic donors which are designed to eliminate hyperacute rejection in humans. Despite the Company's progress in creating tolerance for transplantation, there can be no assurance that others will not be successful in inducing tolerance. In addition, the development of superior immunosuppressant therapeutics, mechanical organ systems and other improvements in therapies for end stage organ disease could adversely affect the size of the Company's available markets.

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

     Clinical trials typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety and pharmacokinetics of the experimental product in humans, and if possible, to gain early indications of efficacy. Phase I studies may also evaluate various routes, dosages and schedules of product administration. If acceptable product safety is demonstrated, Phase II studies are initiated. Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given indication and typically involve a relatively small number of patients. The optimal routes, dosages and schedules of administration are confirmed in these studies. If Phase II trials indicate safety and efficacy, Phase III studies will be commenced. Phase III studies further test for product safety and efficacy in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the product with currently available products. It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, although the time period may last as long as several years.

     Following completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated, together with manufacturing data, is submitted to the FDA in a Biologics License Application ("BLA") which is an integration of the Product License Application ("PLA") and Establishment License Application ("ELA") for a well-characterized biologic drug in the United States.

Approval of the BLA is necessary before a company may market the product. The approval process can be very lengthy and depends upon the time it takes to review the submitted data, the FDA's comments on the application and the time required for the Company to provide satisfactory answers or additional clinical data when requested. The FDA has ongoing adverse experience reporting requirements once the BLA is approved.

     The results of all preclinical, development/manufacturing and Phase I, II and III clinical study data generated in Europe or the United States may also be submitted to the European Medicines Evaluation Agency ("EMEA"), the counterpart of the FDA, for approval as a Marketing Approval Application ("MAA"), which is the equivalent of a PLA or BLA. The application procedure is known as the "Centralized" procedure. The MAA is assigned to a "rapporteur," who coordinates the assessment of the application by a team of "experts" in the preclinical, product manufacturing and clinical areas. An overview of the results of the assessment are then presented to the Committee on Proprietary Medicinal Products ("CPMP"). The CPMP, which is comprised of two members from each Member State of the European Union, evaluates both the MAA and the rapporteur's recommendations and forms an opinion on the approval or rejection of the MAA. This opinion is then referred to the European Commission, and the European Council if appropriate, for a final decision. Approval of the MAA permits product marketing within all countries of the European Union. This MAA procedure takes a minimum of 300 days, excluding the time taken by the applicant to respond to questions raised by the CPMP.

     The manufacture of xenograft products for human transplantation can be expected to present novel questions concerning both the safety of the products produced thereby and compliance with current good manufacturing practices in the production of biologics. The BLA will not be approved unless manufacturing procedures and facilities comply with strict FDA requirements concerning good manufacturing practices as well as any special requirements imposed as a part of the BLA approval. A portion of the Phase III clinical trials of a biological product must use material produced by such procedures and in such facilities. Continued compliance with current good manufacturing practice is required to be eligible to continue to market the products once they are approved.

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

     History of Losses and Accumulated Deficit; No Assurance of Revenue or Operating Profit. The Company has generated no revenues from product sales and has experienced significant operating losses since inception. As of December 31, 1997, the Company's accumulated deficit was approximately $39.3 million.
The Company expects to incur substantial additional costs, resulting in significant and increasing losses for at least the next several years.
Revenues, if any, that the Company may receive in the next few years will be limited to payments under the Company's agreements with Novartis and MedImmune, and any other research or product development relationships that the Company may hereafter establish, and interest income. The Company's ability to achieve significant revenue or profitability is dependent on successfully completing the development of its products, obtaining required technology licenses and regulatory approvals, and manufacturing and marketing its products. There can be no assurance, however, that the Company will successfully develop, commercialize, manufacture or market any of its potential products, obtain regulatory approvals, patents or third-party licenses to technology or ever achieve profitability.

     Need for Substantial Additional Funds. The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company's working capital needs and additional funding requirements will depend upon numerous factors, including the progress of the Company's research and development programs and the external research and development programs being supported by the Company, the timing and results of preclinical and clinical testing, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company, the technological advances and activities of competitors, and other factors. The Company believes that it has sufficient funds to fund its operating expenses and capital requirements as currently planned at least through mid-1999. Substantial additional funds will be required to support the Company's operations. The Company anticipates that these funds will be obtained from external sources and intends to seek additional equity, debt or lease financing to fund future operations. The Company also expects to seek additional collaborative arrangements with corporate partners in order to fund its research and development programs. There can be no assurance, however, that the Company will be able to negotiate such arrangements or obtain the additional funding that it will require on acceptable terms, if at all.

     Reliance upon Third Parties. The Company's strategy for development and commercialization of its products entails entering into arrangements with corporate, government and academic collaborators, such as Novartis and MedImmune, as well as third party manufacturers, licensors, licensees and others. There can be no assurance that the Company will be able to maintain its existing arrangements or establish additional collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop and commercialize its potential pharmaceutical products or that such collaborative arrangements or license agreements will be successful or that current or potential collaborators will not seek alternative means of developing the products. In 1997, revenues from the Company's collaborative agreements with Novartis accounted for approximately 82% of the Company's total revenues. A loss of a strategic alliance partner such as Novartis could have an adverse effect on the Company's business, financial condition and results of operations. In addition, both of the Company's corporate collaborators are independently developing products that may be competitive with products they are developing in collaboration with BioTransplant. In addition, the Company is entitled to receive royalties on MEDI-500, a product proprietary to MedImmune, and any such royalties are wholly dependent on the efforts of MedImmune to develop and market such product.

     Novel Therapeutic Approach; Technological Uncertainties. While the Company's BTI-322 antibody has the ability to induce antigen specific hyporesponsiveness in vitro, the Company has not proven that this activity can be induced clinically. BTI-322/MEDI-507 has been tested in relatively few patients. There can be no assurance that the clinical activity already seen will continue to be encouraging. Furthermore, the Company's AlloMune and XenoMune Systems are based on creating long-term functional tolerance by introducing mixed bone marrow chimerism or gene transduction. These approaches are novel and, to the Company's knowledge, have never been achieved in humans, including by the Company. There can be no assurance that the Company will be successful in achieving long-term functional tolerance, that the AlloMune and XenoMune Systems will be useful clinically or that physicians will adopt such novel therapeutic approaches.

     Uncertainties Associated with Preclinical and Clinical Testing. Before obtaining regulatory approvals for the commercial sale of any of the Company's potential products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company. Furthermore, the Company has limited experience in conducting clinical trials. The Company is dependent on MedImmune to conduct clinical trials for MEDI-507, Novartis to conduct clinical trials for the development of xenotransplantation products utilizing gene transduction or mixed bone marrow chimerism and may become dependent on other third parties to conduct future clinical trials of its AlloMune System and any other products.

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

     No Assurance of FDA Approval; Comprehensive and Evolving Government Regulation; Limited Regulatory Precedent. The Company's research, development and clinical programs, as well as its manufacturing operations, are subject to extensive regulation by numerous government authorities in the United States and other countries. All of the Company's products require governmental approvals for commercialization, none of which have yet been obtained. Preclinical and clinical trials and manufacturing of many of the Company's products will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. There is presently limited regulatory precedent for approval of products based on monoclonal antibodies.

     The FDA has not yet established definitive regulatory guidelines for xenotransplantation and for assessing the risks of animal pathogens, but has drafted guidelines in an attempt to reduce the risk of contamination of transplanted organs with infectious agents.

In particular, in October 1997 the FDA instructed all sponsors of human clinical trials involving porcine tissue to test for the presence of infection with PERV in porcine cells and for evidence of PERV in patient blood samples prior to the transplantation of any additional patients in clinical trials. There can be no assurance that the FDA will not require additional extensive testing for PERV or that the FDA will establish definitive guidelines for xenotransplantation. Even if the FDA establishes definitive guidelines for xenotransplantation, there can be no assurance that the Company will be able to comply with such guidelines. Any inability to comply with FDA guidelines, once developed, could have a material adverse effect on the Company's business.

     The regulatory process, which includes preclinical, clinical and post-clinical testing of the Company's products to establish their safety and efficacy, requires many years to complete and the expenditure of substantial resources. Delays in obtaining approvals could adversely affect the marketing of products under development by the Company and the Company's ability to generate commercial product revenues. There can be no assurance that requisite regulatory approvals will be obtained within a reasonable period of time, if at all. Moreover, if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which such product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, such as the presence of PERV in porcine cells or clinical trial subjects, or with a manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

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

EMPLOYEES

     As of March 19, 1998, the Company had 63 full time employees.

ITEM 2.   PROPERTIES

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the executive officers of the Company.

Name                              Age   Position



Elliot Lebowitz, Ph.D.             56   President and Chief Executive
                                        Officer, Director

James Hope, Ph.D.                  46   Senior Vice President of Development

Julia L. Greenstein, Ph.D.         41   Senior Vice President of Research and
                                        Chief Scientific Officer

Mary White-Scharf, Ph.D.           47   Vice President of Research

Robert S. Kauffman, M.D., Ph.D.    49   Vice President of Clinical Affairs

Richard V. Capasso, C.P.A.         36   Vice President, Finance and
                                        Treasurer


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

     Dr. Kauffman has served as Vice President of Clinical Affairs of the Company since June 1996. From April 1995 until June 1996, he served as Medical Director of Serono Laboratories, a biotechnology company where he participated in the development program for recombinant human growth hormone for treatment of AIDS-associated wasting. From 1993 to 1995, he served as Executive Director, Medical Research at Syntex Research, a pharmaceutical company, where he was leader of the clinical development team that implemented the three Phase III studies leading to U.S., European and Canadian marketing approval of CellCept (mycophenolate mofetil) for prevention of renal allograft rejection. From 1989 to 1993 he served as Associate Medical Director at Syntex Research. Dr. Kauffman received his B.A. in biology from Temple University, and his M.D. and Ph.D. in microbiology from the University of Pennsylvania School of Medicine.

     Mr. Capasso has served as Vice President, Finance and Treasurer of the Company since May 1997. From December 1994 until May 1997 he served as Director of Finance of the Company and from December 1991 until December 1994 he served as Controller of the Company. From 1988 to 1991, Mr. Capasso served as Manager of Financial Reporting and Controller at Softbridge, Inc., a computer software development company. From 1984 to 1988, he served as a member of the professional staff of the Enterprise Group of Arthur Andersen LLP, an international public accounting firm. Mr. Capasso received his B.S. from Northeastern University with a major in accounting and received his C.P.A. in 1987.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Price of and Dividends on the Registrant's Common Stock and Related Stockholder Matters.

     The Common Stock of BioTransplant Incorporated has been traded on the Nasdaq National Market under the symbol BTRN since May 8, 1996. Prior to May 8, 1996, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

                                                          1996
                                                    ----------------
                                                     High       Low
                                                    ------    ------
Second Quarter...................................   $11.00    $ 8.13
    (May 8 through June 30, 1996)

Third Quarter....................................   $ 8.50    $ 5.63

Fourth Quarter...................................   $ 7.00    $ 5.00


                                                          1997
                                                    ----------------
                                                     High       Low
                                                    ------    ------

First Quarter....................................   $ 8.13    $ 5.75

Second Quarter...................................   $ 7.50    $ 6.25

Third Quarter....................................   $ 6.63    $ 4.25

Fourth Quarter...................................   $ 7.50    $ 5.00


     On March 19, 1998, the Company had approximately 500 stockholders of record. On March 19, 1998, the closing price of the Company's Common Stock on the Nasdaq National Market was $4.03. The Company has never declared or paid any dividends on its Common Stock. The Company does not expect to pay cash dividends in the foreseeable future.

     (b)  Use of Proceeds.

     The following information is provided pursuant to Rule 463 under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the Company's first registration statement filed pursuant to the Securities
Act:

     On May 7, 1996, the Securities and Exchange Commission declared effective a registration statement on Form S-1 (333-2144) (the "Registration Statement") registering 3,220,000 shares (the "Shares") of the Company's common stock, $.01 par value per share ("Common Stock"). An offering of such Shares (the "Offering") commenced on the same date. UBS Securities LLC and Pacific Growth Equities, Inc. were the managing underwriters for the Offering. The Offering terminated after the sale of all of the Shares. All of the Shares were sold on behalf of the Company and the aggregate offering price of the Shares was $30,590,000.

     The following is a statement of the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for each of the following:

Underwriting discounts and commissions:                $ 2,141,300
Other expenses:                                        $   484,917
     Total expenses:                                   $ 2,626,217

          Net offering proceeds to the Company after
              deducting total expenses:                $27,963,783


     None of the foregoing expenses were direct or indirect payments to directors, officers, general partners of the Company or their associates; persons owning 10 percent (10%) or more of any class of equity securities of the issuer; or affiliates of the Company.

     Set forth below is the amount of net offering proceeds to the Company used for each of the following:

Construction of plant, building and facilities           $         0
Purchase and installation of machinery and equipment:    $   424,000
Purchases of real estate                                 $         0
Acquisitions of other businesses                         $         0
Repayment of indebtedness:                               $   728,000
Working capital:                                         $ 8,044,000
Temporary investments:                                   $18,768,000


     Temporary investments include United States Treasury and agency, securities, corporate bonds and commercial paper.

     None of such uses of the net offering proceeds were direct or indirect payments to directors, officers, general partners of the Company or their associates; persons owning 10 percent (10%) or more of any class of equity securities of the issuer; or affiliates of the Company. Such payments did not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement.

ITEM 6 .  SELECTED CONSOLIDATED FINANCIAL DATA

     Incorporated by reference from the Company's 1997 Annual Report to Stockholders under the heading "Selected Consolidated Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the Company's 1997 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company required by this item are listed under Item 14 below and are incorporated by reference from the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on accounting and financial matters.

                                       PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", and "Certain Relationships and Related Transactions". Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this Annual Report on Form 10-K or are incorporated by reference from the Company's 1997 Annual Report to Stockholders.

                                                                            Page
1. The following financial statements (and related notes) of the Company are incorporated by reference from the Company's 1997
     Annual Report to Stockholders

     Report of Independent Public Accountants                              F-5*

     Consolidated Balance Sheets as of December 31, 1996 and 1997          F-6*

     Consolidated Statements of Operations for the years ended
      December 31, 1995, 1996 and 1997 and for the period
      from inception (March 20, 1990) to December 31, 1997                 F-7*

     Consolidated Statements of Stockholders' Equity (Deficit) for
      the period from inception (March 20, 1990) to December 31, 1997      F-8*

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1996 and 1997 and for the period
      from inception (March 20, 1990) to December 31, 1997                 F-9*

     Notes to Consolidated Financial Statements                            F-10*

     *Refers to page number of 1997 Annual Report


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

                            ------------------------------

     The following trademarks are mentioned in this Annual Report on Form 10-K:

                                  BioTransplant-TM-
                                     AlloMune-TM-
                                     BTI-322-TM-
                                     XenoMune-TM-
                                     ImmunoCognance-TM-

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1998.

                                       BIOTRANSPLANT INCORPORATED

                                       By:/s/ Elliot Lebowitz, Ph.D.
                                          ---------------------------
                                          Elliot Lebowitz, Ph.D.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Title                               Date
---------                     -----                               ----

/s/ Elliot Lebowitz, Ph.D.    President, Chief Executive          March 25, 1998
--------------------------    Officer and Director
Elliot Lebowitz, Ph.D.        (Principal Executive Officer)

/s/ Richard V. Capasso        Vice President, Finance and         March 25, 1998
--------------------------    Treasurer (Principal Financial
Richard V. Capasso            and Accounting Officer)


/s/ William W. Crouse         Director                            March 25, 1998
--------------------------
William W. Crouse


/s/ James C. Foster           Director                            March 25, 1998
--------------------------
James C. Foster


/s/ Daniel O. Hauser          Director                            March 25, 1998
--------------------------
Daniel O. Hauser

/s/ Robert A. Vukovich        Director                            March 25, 1998
--------------------------
Robert A. Vukovich

/s/ Daniel P. Kearney         Director                            March 25, 1998
--------------------------
Daniel P. Kearney


/s/ Donald R. Conklin         Director                            March 25, 1998
--------------------------
Donald R. Conklin

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

 *+10.2       Research and License Agreement between the Company and The
              General Hospital Corporation dated December 8, 1992.

 *+10.3       Research and License Agreement between the Company and The
              General Hospital Corporation dated August 1, 1994.

 *+10.4       Alliance Agreement between the Company and MedImmune, Inc., dated
              October 2, 1995.

 *+10.5       Research and Supply Agreement between the Company and Charles
              River Laboratories, Inc. dated March 1, 1991, as supplemented by letter dated April 10, 1992.

 *+10.6 Amended and Restated Collaboration Agreement between the Company and Novartis Pharma, Inc. dated September 7, 1995.

 *+10.7       Shareholders' Agreement by and among the Company, Castella
              Research, Secure Sciences and Stem Cell Sciences Pty. Ltd. dated
              April 5, 1994, as amended.

 *+10.8       Research and License Agreement between the Company and Stem Cell
              Sciences Pty Ltd. dated April 5, 1994 as amended.

  *10.9 Form of Common Stock Warrant issued to certain investors in 1993 and January 1994 and Schedule of Warrantholders.

  *10.10      Form of Common Stock Warrant issued to affiliates of BioLease,
              Inc. in June 1994 and Schedule of Warrantholders.


   *10.11     Common Stock Warrant issued to Aberlyn Holding Company dated
              June 16, 1993.

   *10.12     Common Stock Warrant issued to Aberlyn Capital Management dated
              June 16, 1993.

   *10.13     Common Stock Warrant issued to Aberlyn Capital Management Limited
              Partnership dated November 18, 1994.

   *10.14     Common Stock Warrant issued to Aberlyn Capital Management Limited
              Partnership dated November 18, 1994.

   *10.15 Form of Common Stock Warrant issued to certain investors in August 1994 and Schedule of Warrantholders.

   *10.16 Form of Common Stock Warrant issued to certain investors in October 1994 and Schedule of Warrantholders.

   *10.17 Form of Common Stock Warrant issued to certain investors in August 1995 and Schedule of Warrantholders.

   *10.18 Convertible Promissory Note and Warrant Purchase Agreement by and among the Company, HealthCare Ventures II, L.P. and Everest
              Trust dated December 20, 1991.

   *10.19     Preferred Stock Warrant Agreement between the Company and
              Comdisco, Inc., dated December 12, 1991, as clarified by a Letter
              Agreement dated May 15, 1992.

   *10.20 Convertible Promissory Note and Warrant Purchase Agreement by and among the Company and the parties signatory thereto dated
              October 31, 1994.

   *10.21 Third Amended and Restated Stockholders Agreement by and among the Company and the parties signatory thereto; as amended by a Consent, Waiver and Amendment dated January 23, 1996.

   *10.22 Form of Consent, Waiver and Amendment Agreement to Third Amended and Restated Stockholders' Agreement by and among the Company and the parties signatory thereto.

(1)*10.23     Amended 1991 Stock Option Plan.

(1)*10.24     1994 Directors' Equity Plan.



    *10.25 Consulting Agreement between the Company and Dr. David H. Sachs dated January 1, 1991 as amended by an Agreement dated
              January 1, 1998.

    *10.26    Master Lease Agreement between the Company and Aberlyn Capital
              Management Limited Partnership dated May 12, 1993.

    *10.27 Master Lease Agreement between the Company and Comdisco, Inc., dated December 12, 1991.

    *10.28    Lease between the Company and BioLease, Inc. dated March 17, 1994.

  **+10.29    Development and Supply Agreement between BioTransplant
              Incorporated and Activated Cell Therapy, dated August 22, 1996.

  **+10.30    Supply Agreement between BioTransplant Incorporated and Neose
              Technologies, Inc., dated September 20, 1996.

 ***+10.31    Agreement to further vary Shareholder's Agreement between
              BioTransplant Incorporated and C.R., S.S. and Stem Cell
              Sciences Pty., Ltd., dated December 20, 1996.

 ***+10.32    Agreement to further vary Shareholder's Agreement between
              BioTransplant Incorporated and C.R., S.S. and Stem Cell
              Sciences Pty., Ltd., dated March 16, 1997, as amended.

****+10.33    Collaboration and License Agreement between the Company and
              Novartis Pharma AG, dated October 6, 1997.

 ****10.34    Promissory Note and Security Agreement between the Company and
              Fleet National Bank, dated September 5, 1997.

     13 1997 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).

     23       Consent of Arthur Andersen LLP.

     27.1     Financial Data Schedule - Year Ended December 31, 1997.

     27.2     Restated Financial Data Schedule - Year Ended December 31, 1996
              and for the quarters ended September 30, 1996, June 30, 1996 and March 31, 1996.

-------------------
(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-2144).

** Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1996.

*** Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

**** Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.

+    Confidential treatment requested as to certain portions.