Form 10-Q
period 1998-03-31
BIOTRANSPLANT INC
filed 1998-05-14
CIK 880259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED        MARCH 31, 1998

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

              As of May 6, 1998, there were 8,578,743 shares of the
                     Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                               Page No.
                                                                               --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1997
               and March 31, 1998 .............................................    3

         Condensed Consolidated Statement of Operations for the three months ended March 31, 1997 and 1998, and for the period from
               inception (March 20, 1990) to March 31, 1998 ...................    4

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1997 and 1998, and for the period from inception
               (March 20, 1990) to March 31, 1998 .............................    5

         Notes to Condensed Consolidated Financial Statements .................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS ...................................    8

                           PART II. OTHER INFORMATION

ITEM 1. - 6 ...................................................................   11

                  SIGNATURES ..................................................   12

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                                    March 31,
                                                                                             December 31,             1998
                                                                                                 1997              (Unaudited)
                                                                                          -------------------    ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $   9,784,229         $ 17,524,257
     Short-term investments                                                                       19,862,617            8,722,257
     Prepaid expenses and other current assets                                                     1,238,500            1,051,893
                                                                                          -------------------    ----------------
         Total current assets                                                                     30,885,346           27,298,407

Property and equipment - net                                                                       1,003,249              928,294
Long-term investments                                                                              1,015,202            1,002,291
Other assets                                                                                          34,727               26,431
                                                                                          -------------------    ----------------

TOTAL ASSETS                                                                                   $  32,938,524         $ 29,255,423
                                                                                          -------------------    ----------------
                                                                                          -------------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current obligation under capital leases                                                   $     177,667         $     93,165
     Accounts payable                                                                                289,535              628,737
     Accrued expenses                                                                              2,182,216            2,264,542
     Deferred revenue                                                                              4,125,000            1,750,000
                                                                                          -------------------    ----------------
         Total current liabilities                                                                 6,774,418            4,736,444
                                                                                          -------------------    ----------------

Long-term obligation under capital leases                                                             10,042                7,161
                                                                                          -------------------    ----------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
         outstanding - no shares                                                                          --                   --
     Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding
         8,575,390 shares at December 31, 1997 and 8,578,743 shares at March 31, 1998                 85,754               85,787
     Additional paid-in capital                                                                   65,330,483           65,342,145
     Accumulated deficit                                                                         (39,262,173)         (40,916,114)
                                                                                          -------------------    ----------------
         Total stockholders' equity                                                               26,154,064           24,511,818
                                                                                          -------------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $  32,938,524         $ 29,255,423
                                                                                          -------------------    ----------------
                                                                                          -------------------    ----------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended         Cumulative
                                                   March 31,               Since
                                             1997           1998         Inception
                                        ------------    ------------    ------------
Revenues:
     License fees                       $         --    $         --    $ 14,000,000
     Research and development              1,250,000       2,375,000      23,750,000
     Interest income                         404,717         416,583       3,969,461
                                        ------------    ------------    ------------
         Total revenues                    1,654,717       2,791,583      41,719,461
                                        ------------    ------------    ------------

Expenses:
     Research and development              3,368,243       3,685,581      66,217,034
     General and administrative              668,584         754,417      14,663,040
     Interest                                 20,106           5,526       1,755,501
                                        ------------    ------------    ------------
         Total expenses                    4,056,933       4,445,524      82,635,575
                                        ------------    ------------    ------------

Net loss                                $ (2,402,216)   $ (1,653,941)   $(40,916,114)
                                        ------------    ------------    ------------
                                        ------------    ------------    ------------

Basic and diluted net loss per
     common share                       $      (0.28)   $      (0.19)
                                        ------------    ------------
                                        ------------    ------------

Weighted average common shares
     outstanding                           8,561,383       8,578,706
                                        ------------    ------------
                                        ------------    ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended             Cumulative
                                                                                         March 31,                   Since
                                                                                  1997              1998           Inception
                                                                              ------------      ------------      ------------
Cash flows from operating activities:
     Net loss                                                                 $ (2,402,216)     $ (1,653,941)     $(40,916,114)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                             146,924           131,405         3,257,633
         Noncash interest expense                                                       --                --           465,477
         Noncash expenses related to options and warrants                            8,297             8,297         1,160,355
         Changes in current assets and liabilities:
              Deposits and prepaid expenses                                         78,017           186,607        (1,051,893)
              Accounts payable                                                     (75,695)          339,202           628,737
              Accrued expenses                                                      21,899            82,325         2,264,541
              Deferred revenue                                                   8,000,000        (2,375,000)        1,750,000
                                                                              ------------      ------------      ------------
         Net cash provided by (used in) operating activities                     5,777,226        (3,281,105)      (32,441,264)
                                                                              ------------      ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                           (46,092)          (56,451)       (3,562,732)
     Disposal of property and equipment, net                                            --                --            28,040
     Purchases of investments                                                   (7,059,691)       (1,023,775)      (58,274,493)
     Proceeds from investments                                                   9,137,589        12,177,045        48,549,944
                                                                              ------------      ------------      ------------
         Net cash provided by (used in) investing activities                     2,031,806        11,096,819       (13,259,241)
                                                                              ------------      ------------      ------------

Cash flows from financing activities:

     Proceeds from convertible notes payable to stockholders                            --                --         9,400,000
     Payments of obligations under capital leases                                 (108,511)          (87,382)       (2,093,884)
     Proceeds from sale/leaseback of equipment                                          --                --           771,968
     Net proceeds from equipment leases                                                 --                --         1,422,240
     Net proceeds from sale of redeemable convertible preferred stock                   --                --        25,661,526
     Proceeds from sale of common stock                                             11,392            11,696        28,062,912
                                                                              ------------      ------------      ------------
         Net cash provided by (used in) financing activities                       (97,119)          (75,686)       63,224,762
                                                                              ------------      ------------      ------------

Net increase in cash and cash equivalents                                        7,711,913         7,740,028        17,524,257

Cash and cash equivalents, beginning of period                                   6,563,957         9,784,229                --
                                                                              ------------      ------------      ------------

Cash and cash equivalents, end of period                                      $ 14,275,870      $ 17,524,257      $ 17,524,257
                                                                              ------------      ------------      ------------
                                                                              ------------      ------------      ------------

Supplemental disclosures and noncash transactions:
     Increase in equipment under capital leases                               $         --      $         --      $ (2,210,270)
                                                                              ------------      ------------      ------------
                                                                              ------------      ------------      ------------

     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock         $         --      $         --      $  9,905,710
                                                                              ------------      ------------      ------------
                                                                              ------------      ------------      ------------

     Issuance of warrants                                                     $         --      $         --      $    741,737
                                                                              ------------      ------------      ------------
                                                                              ------------      ------------      ------------

     Interest paid during the period                                          $     18,770      $      4,464      $  1,391,835
                                                                              ------------      ------------      ------------
                                                                              ------------      ------------      ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Operations and Basis of Presentation

BioTransplant Incorporated (the "Company") was incorporated on March 20, 1990. The Company is developing proprietary pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing functional tolerance in humans.

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

The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

2.    Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments with original maturities of less than three months from the date of purchase. Short-term investments consist primarily of corporate notes and securities issued by the United States Treasury or other United States government agencies with original maturities of greater than three months and remaining maturities of less than one year. Long-term investments consist primarily of corporate notes with remaining maturities of greater than one year. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates market value.

The Company held the following investments at December 31, 1997 and March 31, 1998:

                                                                 December 31,   March 31,
                                                                     1997          1998
                                                                 -----------   -----------
     Short-term:
        United States Treasury and Agency Securities
             (average maturity of 2 months)                      $ 2,000,000   $        --
        Corporate Bonds (average maturity of 4 months)            16,862,948     7,722,470
        Commercial Paper (average maturity of 8 and 5 months)        999,669       999,787
                                                                 -----------   -----------
                                                                 $19,862,617   $ 8,722,257
                                                                 -----------   -----------
                                                                 -----------   -----------
     Long-term:
        Corporate Bonds (average maturity of 16 and 13 months)   $ 1,015,202   $ 1,002,291
                                                                 -----------   -----------
                                                                 -----------   -----------

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

3.    Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of stock issuable pursuant to options and warrants would be antidilutive.

4.    Revenue Recognition

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

5.    Term Note

In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. This term note bears annual floating interest at the Bank's Prime Rate (8.50% at March 31, 1998) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three month London Interbank Offered Rate ("LIBOR") (5.69% at March 31, 1998) plus 2.25%. This term note is secured by equipment and fixtures purchased under these borrowings. There were no borrowings outstanding under this term note at March 31, 1998.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since commencement of operations in 1990, the Company has been a development stage company engaged primarily in the research and development of proprietary pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing functional tolerance in humans. The major sources of the Company's working capital have been the proceeds from sales of equity securities, sponsored research funding and license fees and capital lease financings. The Company has not generated any revenues from the sale of products to date, and does not expect to receive any product revenues for several years. The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

In 1993, and as amended and restated in September 1995, the Company and Novartis entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis has committed research funding through March 1998 of $20.0 million, all of which had been received as of March 31, 1998, and agreed to pay license fees of $10.0 million, all of which had been received as of March 31, 1998. The $9.0 million payment from Novartis which was received during March 1997 was comprised of $6.0 million in research funding for the gene transduction approach to xenotransplantation, which has been recognized as revenue on a straight-line basis over the one-year period from April 1, 1997 to March 31, 1998, and $3.0 million in license fees which was recognized as revenue in April 1997. Novartis has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1997, the Company and Novartis expanded their relationship in xenotransplantation by entering into a collaboration and license agreement for the development and commercialization of xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million. As of March 31, 1998, research funding of $3.5 million and license fees of $2.0 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products. Portions of these costs may be repayable under certain circumstances.

In October 1995, the Company and MedImmune formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322/MEDI-507 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, up to $12.0 million of which is repayable from royalties on such products.

Results of Operations
Three Months Ended March 31, 1998 and 1997

Revenues increased to $2.8 million for the three months ended March 31, 1998 from $1.7 million for the three months ended March 31, 1997. The increase in revenues was primarily due to $2.4 million in sponsored research funding from Novartis during the three months ended March 31, 1998 as a result of the expansion of the collaboration agreement with Novartis in October 1997, compared to $1.0 million from Novartis and $250,000 from MedImmune in sponsored research funding during the three months ended March 31, 1997.

Research and development expenses increased to $3.7 million for the three months ended March 31, 1998 from $3.4 million for the three months ended March 31, 1997. This increase was primarily due to increases in sponsored research, research and development staff and associated increases in supplies and support services.

General and administrative expenses increased to $754,000 for the three months ended March 31, 1998 from $669,000 for the three months ended March 31, 1997. This increase was primarily due to increases in outside professional services in connection with market research and business development.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

Interest income increased to $417,000 for the three months ended March 31, 1998 from $405,000 for the three months ended March 31, 1997. The increase was due primarily to higher average yields on cash balances available for investment.

Interest expense decreased to $6,000 for the three months ended March 31, 1998 from $20,000 for the three months ended March 31, 1997. The decrease was primarily due to decreasing balances on existing obligations under capital leases

As a result of the above factors the Company generated a net loss for the three months ended March 31, 1998 of $1.7 million, or $0.19 per share, compared to a net loss of $2.4 million, or $0.28 per share for the three months ended March 31, 1997.

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

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations have been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $35.5 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $40.9 million and the investment of approximately $4.1 million in equipment and leasehold improvements through March 31, 1998. In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures. There were no borrowings outstanding under this term note at March 31, 1998. The Company had no significant commitments as of March 31, 1998 for capital expenditures.

The Company had cash and cash equivalents and investments of $27.2 million as of March 31, 1998.

The Company anticipates that its existing funds should be sufficient to fund its operating and capital requirements as currently planned through at least June 30, 1999. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors, including those discussions below under "Factors Affecting Future Operating Results".

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

The Company is evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Quarterly Report to Stockholders on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report to Stockholders on Form 10-Q and in the Section titled "Business - Factors That May Affect Results" in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, which
Section is incorporated herein by reference.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

The Company is in the early development stage and has been engaged, to date, primarily in organizational and research and development activities. The Company has not yet completed the development of, or conducted significant human testing with respect to, any product. In particular, the Company's AllomuneTM and XenomuneTM Systems are based upon approaches which are novel and, to the Company's knowledge, have never been achieved in humans, including by the Company. There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

The Company has a substantial accumulated deficit. The Company expects to incur losses for at least the next several years and that such losses will increase as the Company expands its research and development activities. The Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself.

The Company's strategy for development and commercialization of its products entails entering into arrangements with third parties. There can be no assurance that the Company will be able to maintain its existing arrangements or establish additional arrangements that the Company deems necessary or acceptable to develop and commercialize its potential pharmaceutical products or that such arrangements will be successful. In addition, the Company is entitled to receive royalties on MEDI-500, a product proprietary to MedImmune, and any such royalties are wholly dependent on the efforts of MedImmune to develop and market such product. If any of the Company's strategic partners were to breach or terminate its agreement with the Company or otherwise fail to conduct its collaborative activities successfully in a timely manner, such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations.

Proprietary rights relating to the products of BioTransplant will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There may be pending or issued third-party patents relating to the products of BioTransplant and BioTransplant may need to acquire licenses to, or to contest the validity of, any such patents. It is likely that significant funds would be required to defend any claim that BioTransplant infringes a third-party patent. There can be no assurance that any license required under any such patent would be made available.

Other factors that may affect the Company's future operating results include the inherent risk of product liability claims which may result from the testing, marketing and sale of human therapeutic products, the Company's fluctuations in quarterly operating results, the Company's ability to continue to attract and retain qualified management and scientific staff, risks associated with the regulatory approval process, and its ability to anticipate or respond adequately to rapid and significant technological changes that may develop in the field of human therapeutic products.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Response:  None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Response:  None

ITEM 5.     OTHER INFORMATION
            Response:  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits
            27      Financial Data Schedule.

b)    Reports on Form 8-K
      None.

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


Date: May 12, 1998         /s/ Elliot Lebowitz

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