Form 10-Q
period 1998-06-30
BIOTRANSPLANT INC
filed 1998-08-14
CIK 880259

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


FOR THE PERIOD ENDED        JUNE 30, 1998

                                       OR

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

                     Yes   X         No
                         ----           ----




As of July 31, 1998, there were 8,578,743 shares of the Registrant's Common Stock outstanding.

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

         Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998...............................3

         Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1997 and 1998, and for the period from inception (March 20, 1990) to June 30, 1998........................4

         Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1997 and 1998, and for the period from inception (March 20, 1990) to June 30, 1998..................................5

         Notes to Condensed Consolidated Financial Statements..........................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS............................................................................8


                                                 PART II. OTHER INFORMATION

ITEM 1. - 6. .........................................................................................................11

                  SIGNATURES..........................................................................................12


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                                    June 30,
                                                                                             December 31,             1998
                                                                                                 1997              (Unaudited)
                                                                                          -------------------    ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                $    9,784,229        $ 10,541,253
     Short-term investments                                                                       19,862,617          12,201,247
     Accounts receivable                                                                                   -                   -
     Prepaid expenses and other current assets                                                     1,238,500             988,695
                                                                                          -------------------    ----------------
         Total current assets                                                                     30,885,346          23,731,195

Property and equipment - net                                                                       1,003,249             893,199
Long-term investments                                                                              1,015,202                   -
Other assets                                                                                          34,727              18,135
                                                                                          ===================    ================

TOTAL ASSETS                                                                                   $  32,938,524        $ 24,642,529
                                                                                          ===================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current obligation under capital leases                                                 $       177,667             $11,317
     Accounts payable                                                                                289,535             309,530
     Accrued expenses                                                                              2,182,216           1,878,033
     Deferred revenue                                                                              4,125,000             875,000
                                                                                          -------------------    ----------------
         Total current liabilities                                                                 6,774,418           3,073,880
                                                                                          -------------------    ----------------

Long-term obligation under capital leases                                                             10,042               4,170
                                                                                          -------------------    ----------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
         outstanding - no shares                                                                           -                   -
     Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 8,575,390 shares at December 31, 1997 and 8,578,743 shares at June 30, 1998
                                                                                                      85,754              85,787
     Additional paid-in capital                                                                   65,330,483          65,342,146
     Accumulated deficit                                                                         (39,262,173)        (43,863,454)
                                                                                          -------------------    ----------------
         Total stockholders' equity                                                               26,154,064          21,564,479
                                                                                          ===================    ================

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $  32,938,524        $ 24,642,529
                                                                                          ===================    ================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Three Months Ended                       Six Months Ended                  Cumulative
                                                June 30,                                June 30,                         Since
                                        1997                1998                1997                 1998              Inception
                                  -----------------   -----------------    ----------------    -----------------   -----------------
Revenues:
     License fees                   $    3,000,000     $             -       $   3,000,000       $            -    $  14,000,000
     Research and development            1,750,000             875,000           3,000,000            3,250,000       24,625,000
     Interest income                       468,085             342,728             872,802              759,311        4,312,189
                                  -----------------   -----------------    ----------------    -----------------   --------------
         Total revenues                  5,218,085           1,217,728           6,872,802            4,009,311       42,937,189
                                  -----------------   -----------------    ----------------    -----------------   --------------

Expenses:
     Research and development            3,863,044           3,578,174           7,231,287            7,263,756       69,795,208
     General and administrative            933,653             584,240           1,602,237            1,338,657       15,247,280
     Interest                               16,541               2,654              36,647                8,179        1,758,155
                                  -----------------   -----------------    ----------------    -----------------   --------------
         Total expenses                  4,813,238           4,165,068           8,870,171            8,610,592       86,800,643
                                  -----------------   -----------------    -----------------   -----------------   --------------

Net (income) loss                    $     404,847     $    (2,947,340)      $  (1,997,369)      $   (4,601,281)   $ (43,863,454)
                                  =================   =================    ================    =================   ==============

Basic and diluted net income
     (loss) per common share         $        0.05     $         (0.34)      $       (0.23)      $        (0.54)
                                  =================   =================    ================    =================

Weighted average common shares
     outstanding                         8,569,006           8,578,743           8,565,216            8,578,724
                                  =================   =================    ================    =================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      Six Months Ended                 Cumulative
                                                                                          June 30,                        Since
                                                                                  1997                1998              Inception
                                                                            -----------------   -----------------    ---------------
Cash flows from operating activities:
     Net loss                                                                  $  (1,997,369)      $  (4,601,281)   $(43,863,454)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Depreciation and amortization                                               292,807             219,459       3,345,687
         Noncash interest expense                                                          -                   -         465,477
         Noncash expenses related to options and warrants                             16,594              16,594       1,168,652
         Changes in current assets and liabilities:
              Accounts receivable                                                   (250,000)                  -               -
              Deposits and prepaid expenses                                          379,737             249,805        (988,695)
              Accounts payable                                                        30,081              19,995         309,530
              Accrued expenses                                                       489,938            (304,184)      1,878,032
              Deferred revenue                                                     3,500,000          (3,250,000)        875,000
                                                                            -----------------   -----------------   -------------
         Net cash provided by (used in) operating activities                       2,461,788          (7,649,612)    (36,809,771)
                                                                            -----------------   -----------------   -------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (111,497)           (109,410)     (3,615,691)
     Disposal of property and equipment, net                                               -                   -          28,040
     Purchases of investments                                                     (9,119,176)         (6,356,467)    (63,607,185)
     Proceeds from investments                                                    13,244,081          15,033,038      51,405,937
                                                                            -----------------   -----------------   -------------
         Net cash provided by (used in) investing activities                       4,013,408           8,567,161     (15,788,899)
                                                                            -----------------   -----------------   -------------

Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                               -                   -       9,400,000
     Payments of obligations under capital leases                                   (209,979)           (172,221)     (2,178,723)
     Proceeds from sale/leaseback of equipment                                             -                   -         771,968
     Net proceeds from equipment leases                                                    -                   -       1,422,240
     Net proceeds from sale of redeemable convertible preferred stock                      -                   -      25,661,526
     Proceeds from sale of common stock                                               37,981              11,696      28,062,912
                                                                            -----------------   -----------------   -------------
         Net cash provided by (used in) financing activities                        (171,998)           (160,525)     63,139,923
                                                                            -----------------   -----------------   -------------

Net increase in cash and cash equivalents                                          6,303,198             757,024      10,541,253

Cash and cash equivalents, beginning of period                                     6,563,957           9,784,229               -
                                                                            -----------------   -----------------   -------------

Cash and cash equivalents, end of period                                       $  12,867,155       $  10,541,253   $  10,541,253
                                                                            -----------------   -----------------   -------------
                                                                            -----------------   -----------------   -------------

Supplemental disclosures and noncash transactions:
     Increase in equipment under capital leases                                $           -       $          -    $  (2,210,270)
                                                                            -----------------   -----------------   -------------
                                                                            -----------------   -----------------   -------------

     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock          $           -       $          -     $  9,905,710
                                                                            -----------------   -----------------   -------------
                                                                            -----------------   -----------------   -------------

     Issuance of warrants                                                      $           -       $          -     $    741,737
                                                                            -----------------   -----------------   -------------
                                                                            -----------------   -----------------   -------------

     Interest paid during the period                                           $      15,285       $       6,036    $  1,393,407
                                                                            -----------------   -----------------   -------------
                                                                            -----------------   -----------------   -------------



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

The Company held the following investments at December 31, 1997 and June 30,
1998:

                                                              December 31,         June 30,
                                                                  1997               1998
                                                             ---------------    ----------------
Short-term:
  United States Treasury and Agency Securities
       (average maturity of 2 months)                          $  2,000,000        $          -
  Corporate Bonds (average maturity of 4 months)                 16,862,948          11,201,340
  Commercial Paper (average maturity of 8 and 5 months)             999,669             999,907
                                                             ===============    ================
                                                                $19,862,617         $12,201,247
                                                             ===============    ================
Long-term:
  Corporate Bonds (average maturity of 16 months)              $  1,015,202       $           -
                                                             ===============    ================

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

4.   Revenue Recognition

Substantially all of the Company's license and research and development revenues are derived from two collaborative research arrangements. Annual research and development payments are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. License fees are recognized as revenue when earned. Deferred revenue represents amounts received in advance of revenue recognition for research and development. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

5.   Term Note

In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. This term note bears annual floating interest at the Bank's Prime Rate (8.50% at June 30, 1998) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three month London Interbank Offered Rate ("LIBOR") (5.69% at June 30, 1998) plus 2.25%. This term note is secured by equipment and fixtures purchased under these borrowings. There were no borrowings outstanding under this term note at June 30, 1998.

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

In 1993, and as amended and restated in September 1995, the Company and Novartis entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding through March 1998 of $20.0 million and agreed to pay license fees of $10.0 million. All funds were received as of March 31, 1998. Novartis has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1997, the Company and Novartis expanded their relationship in xenotransplantation by entering into a collaboration and license agreement for the development and commercialization of xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million. As of June 30, 1998, research funding of $3.5 million and license fees of $2.0 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products. Portions of these costs may be repayable under certain circumstances.

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


Results of Operations
Three months Ended June 30, 1998 and 1997

Revenues decreased to $1.2 million for the three months ended June 30, 1998 from $5.2 million for the three months ended June 30, 1997. The anticipated decrease in revenues was primarily due to $850,000 in sponsored research funding from Novartis during the three months ended June 30, 1998, compared to a $3.0 million license fee and $1.5 million in sponsored research funding from Novartis and $250,000 in sponsored research funding from MedImmune during the three months ended June 30, 1997. Interest income decreased to $343,000 for the three months ended June 30, 1998 from $468,000 for the three months ended June 30, 1997. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses decreased to $3.6 million for the three months ended June 30, 1998 from $3.9 million for the three months ended June 30, 1997. This decrease was primarily due to decreases in the purchase of research supplies and support services in the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

General and administrative expenses decreased to $584,000 for the three months ended June 30, 1998 from $934,000 for the three months ended June 30, 1997. This decrease was primarily due to decreases in outside professional services rendered in connection with a reduction in market research and business development in the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

Interest expense decreased to $3,000 for the three months ended June 30, 1998 from $17,000 for the three months ended June 30, 1997. The decrease was primarily due to decreasing balances on existing obligations under capital leases.

As a result of the above factors the Company generated a net loss for the three months ended June 30, 1998 of $2.9 million, or $0.34 per share, compared to net income of $405,000, or $0.05 per share for the three months ended June 30, 1997.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

Six months Ended June 30, 1998 and 1997

Revenues decreased to $4.0 million for the six months ended June 30, 1998 from $6.9 million for the six months ended June 30, 1997. The anticipated decrease in revenues was due to decreased research and development revenues which primarily consisted of funding from Novartis of $3.3 million for the six months ended June 30, 1998 compared to $5.5 million for the six months ended June 30, 1997. The six months ended June 30, 1997 included a $3.0 million license fee for certain gene therapy related technology. Interest income decreased to $859,000 for the six months ended June 30, 1998 from $873,000 for the six months ended June 30, 1997. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $7.3 million for the six months ended June 30, 1998 from $7.2 million for the six months ended June 30, 1997. This increase was primarily due to increases in research and development staff partially offset by decreases in the purchase of research supplies and support services.

General and administrative expenses decreased to $1.3 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. This decrease was primarily due to decreases in outside professional services rendered in connection with a reduction in market research and business development in the six months ended June 30, 1998 compared to the six months ended June 30, 1997.


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

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations had been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $35.5 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $43.9 million and the investment of approximately $4.2 million in equipment and leasehold improvements through June 30, 1998. In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures. There were no borrowings outstanding under this term note at June 30, 1998. The Company had no significant commitments as of June 30, 1998 for capital expenditures.

The Company had cash and cash equivalents and investments of $22.7 million as of June 30, 1998.

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

The Company expects to incur substantial additional costs, including costs related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, manufacturing and the expansion of its facilities. The Company will need to raise substantial additional funds through additional financings including public or private equity offerings and collaborative arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself, any of which would have a material and adverse effect on the Company.

The Company is conducting a software review to identify functions that may need correction to be "Year 2000" compliant. The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year causing computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in software failures or miscalculations.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

The Company is evaluating its information systems and corporate technologies in an effort to ensure that the software used to manage its business will continue to function properly in the year 2000. All evaluation costs will be expensed as incurred. While the Company believes that the software used to manage its business will be Year 2000 compliant and does not expect Year 2000 issues to have a significant impact on the Company's ongoing results of operations, the Company may experience disruptions in its business operations as a result of software used by vendors or suppliers that is not year 2000 compliant. There can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material.


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

The Company is in the early development stage and has been engaged, to date, primarily in organizational and research and development activities. The Company has not yet completed the development of, or conducted significant human testing with respect to, any product. In particular, the Company's AlloMune-TM- and XenoMune-TM- Systems are based upon approaches which are novel and, to the Company's knowledge, have never been achieved in humans, including by the Company. There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

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

ITEM 1.       LEGAL PROCEEDINGS
              Response:  None

ITEM 2.       CHANGES IN SECURITIES
              Response:  None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              Response:  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its Annual Meeting of Stockholders on Tuesday, May 19, 1998. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

1. Proposal to elect seven directors for the ensuing year.

                                                     Number of Votes
                                                For                 Abstaining
                                        --------------------    -------------------
          Elliot Lebowitz, Ph.D.                  7,285,302                 30,250
          Donald R. Conklin                       7,285,302                 30,250
          William W. Crouse                       7,285,302                 30,250
          James C. Foster, J.D.                   7,285,302                 30,250
          Daniel O. Hauser, Ph.D.                 7,285,302                 30,250
          Robert A. Vukovich, Ph.D.               7,285,302                 30,250


2. Proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent accountants for 1998.

                                        Number of Votes                                    Number of
                       For               Against              Abstaining                Broker Non-Votes
                 ----------------    -----------------   ----------------------    ---------------------
                    7,287,852                0                     0                          700


ITEM 5.  OTHER INFORMATION
         Response:  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
    +10.1     Miniswine Transfer and Maintenance Agreement
     27       Financial Data Schedule.

b)   Reports on Form 8-K
     None.


+ Confidential materials omitted and filed seperately with the Securities and Exchange Commission

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BioTransplant Incorporated
                           (Registrant)

Date: August 13, 1998      /s/ Elliot Lebowitz
                           ----------------------------------------------
                           Elliot Lebowitz
                           President and Chief Executive Officer
                           (Principal Executive Officer)


                           /s/ Richard V. Capasso
                           ----------------------------------------------
                           Richard V. Capasso
                           Vice President, Finance and Treasurer
                           (Principal Financial and Accounting Officer)