Form 10-Q
period 1998-09-30
BIOTRANSPLANT INC
filed 1998-11-16
CIK 880259

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

FOR THE PERIOD ENDED        SEPTEMBER 30, 1998

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

      As of October 31, 1998, there were 8,578,963 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX

                                                 PART I. FINANCIAL INFORMATION

                                                                                                                    Page No.
                                                                                                                    --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998..........................3

         Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1997 and 1998, and for the period from inception (March 20, 1990) to September 30, 1998...................4

         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and 1998, and for the period from inception (March 20, 1990) to September 30, 1998.............................5

         Notes to Condensed Consolidated Financial Statements..........................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS............................................................................8

                                                 PART II. OTHER INFORMATION

ITEM 1. - 6. .........................................................................................................12

                  SIGNATURES..........................................................................................13

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                                     September 30,
                                                                                              December 31,               1998
                                                                                                  1997                (Unaudited)
                                                                                           -------------------      ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                   $  9,784,229          $  8,890,275
     Short-term investments                                                                        19,862,617             9,936,352
     Prepaid expenses and other current assets                                                      1,238,500               739,237
                                                                                           -------------------      ----------------
         Total current assets                                                                      30,885,346            19,565,864

Property and equipment - net                                                                        1,003,249               991,848
Long-term investments                                                                               1,015,202                    --
Other assets                                                                                           34,727                 9,837
                                                                                           -------------------      ----------------
                                                                                           -------------------      ----------------

TOTAL ASSETS                                                                                     $ 32,938,524          $ 20,567,549
                                                                                           -------------------      ----------------
                                                                                           -------------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current obligation under capital leases                                                     $    177,667          $     11,754
     Accounts payable                                                                                 289,535               156,746
     Accrued expenses                                                                               2,182,216             1,986,910
     Deferred revenue                                                                               4,125,000                    --
                                                                                           -------------------      ----------------
         Total current liabilities                                                                  6,774,418             2,155,410
                                                                                           -------------------      ----------------

Long-term obligation under capital leases                                                              10,042                 1,062
                                                                                           -------------------      ----------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
         outstanding - no shares                                                                           --                    --
     Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 8,575,390 shares at December 31, 1997 and 8,578,963 shares at September 30, 1998
                                                                                                       85,754                85,787
     Additional paid-in capital                                                                    65,330,483            65,342,146
     Accumulated deficit                                                                          (39,262,173)          (47,016,856)
                                                                                           -------------------      ----------------
         Total stockholders' equity                                                                26,154,064            18,411,077
                                                                                           -------------------      ----------------
                                                                                           -------------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 32,938,524          $ 20,567,549
                                                                                           -------------------      ----------------
                                                                                           -------------------      ----------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended                       Nine months Ended                  Cumulative
                                             September 30,                            September 30,                     Since
                                        1997                1998                 1997               1998              Inception
                                  -----------------   -----------------    ----------------   -----------------   ------------------
Revenues:
     License fees                  $            --     $            --           3,000,000     $            --        $  14,000,000
     Research and development            1,750,000             875,000           4,750,000           4,125,000           25,500,000
     Interest income                       427,303             285,450           1,300,105           1,044,761            4,597,639
                                  -----------------   -----------------    ----------------   -----------------   ------------------
         Total revenues                  2,177,303           1,160,450           9,050,105           5,169,761           44,097,639
                                  -----------------   -----------------    ----------------   -----------------   ------------------
Expenses:
     Research and development            3,583,909           3,749,110          10,815,197          11,012,865           73,544,316
     General and administrative            637,293             563,795           2,239,530           1,902,452           15,811,075
     Interest                               13,093                 948              49,740               9,128            1,759,104
                                  -----------------   -----------------    ----------------   -----------------   ------------------
         Total expenses                  4,234,295           4,313,853          13,104,467          12,924,445           91,114,495
                                  -----------------   -----------------    ----------------   -----------------   ------------------

Net loss                           $    (2,056,992)    $    (3,153,403)     $   (4,054,362)    $    (7,754,684)       $ (47,016,856)
                                  -----------------   -----------------    ----------------   -----------------   ------------------
                                  -----------------   -----------------    ----------------   -----------------   ------------------

Basic and diluted net loss
     per common share              $         (0.24)    $         (0.37)     $        (0.47)    $         (0.90)
                                  -----------------   -----------------    ----------------   -----------------
                                  -----------------   -----------------    ----------------   -----------------

Weighted average common shares
     outstanding                         8,570,916           8,578,858           8,567,136           8,578,770
                                  -----------------   -----------------    ----------------   -----------------
                                  -----------------   -----------------    ----------------   -----------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine months Ended                Cumulative
                                                                                         September 30,                    Since
                                                                                   1997                1998             Inception
                                                                            -----------------   -----------------   ----------------
Cash flows from operating activities:
     Net loss                                                                 $   (4,054,362)     $   (7,754,684)     $ (47,016,856)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Depreciation and amortization                                               439,243             272,986          3,399,213
         Noncash interest expense                                                         --                  --            465,477
         Noncash expenses related to options and warrants                             24,891              24,890          1,176,948
         Changes in current assets and liabilities:
              Accounts receivable                                                         --                  --                 --
              Deposits and prepaid expenses                                          162,494             499,263           (739,237)
              Accounts payable                                                       107,783            (132,789)           156,746
              Accrued expenses                                                     1,193,970            (195,306)         1,986,910
              Deferred revenue                                                     2,000,000          (4,125,000)                --
                                                                            -----------------   -----------------   ----------------
         Net cash used in operating activities                                      (125,981)        (11,410,640)       (40,570,799)
                                                                            -----------------   -----------------   ----------------
Cash flows from investing activities:
     Purchases of property and equipment                                            (243,457)           (261,584)        (3,767,865)
     Disposal of property and equipment, net                                              --                  --             28,040
     Purchases of investments                                                    (16,115,728)         (8,118,416)       (65,369,134)
     Proceeds from investments                                                    15,318,327          19,059,883         55,432,782
                                                                            -----------------   -----------------   ----------------
         Net cash provided by (used in) investing activities                      (1,040,858)         10,679,883        (13,676,177)
                                                                            -----------------   -----------------   ----------------
Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                              --                  --          9,400,000
     Payments of obligations under capital leases                                   (316,392)           (174,893)        (2,181,395)
     Proceeds from sale/leaseback of equipment                                            --                  --            771,968
     Net proceeds from equipment leases                                                   --                  --          1,422,240
     Net proceeds from sale of redeemable convertible preferred stock                     --                  --         25,661,526
     Proceeds from sale of common stock                                               37,981              11,696         28,062,912
                                                                            -----------------   -----------------   ----------------
         Net cash provided by (used in) financing activities                        (278,411)           (163,197)        63,137,251
                                                                            -----------------   -----------------   ----------------

Net increase (decrease) in cash and cash equivalents                              (1,445,250)           (893,954)         8,890,275

Cash and cash equivalents, beginning of period                                     6,563,957           9,784,229                 --
                                                                            -----------------   -----------------   ----------------

Cash and cash equivalents, end of period                                      $    5,118,707      $    8,890,275      $   8,890,275
                                                                            -----------------   -----------------   ----------------
                                                                            -----------------   -----------------   ----------------
Supplemental disclosures and noncash transactions:
     Increase in equipment under capital leases                               $           --      $           --      $  (2,210,270)
                                                                            -----------------   -----------------   ----------------
                                                                            -----------------   -----------------   ----------------
     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock         $           --      $           --      $   9,905,710
                                                                            -----------------   -----------------   ----------------
                                                                            -----------------   -----------------   ----------------

     Conversion of preferred stock into common stock                          $           --      $           --      $  36,202,290
                                                                            -----------------   -----------------   ----------------
                                                                            -----------------   -----------------   ----------------

     Issuance of warrants                                                     $           --      $           --      $     741,737
                                                                            -----------------   -----------------   ----------------
                                                                            -----------------   -----------------   ----------------

     Interest paid during the period                                          $       45,706      $        6,557      $   1,393,928
                                                                            -----------------   -----------------   ----------------
                                                                            -----------------   -----------------   ----------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Operations and Basis of Presentation

BioTransplant Incorporated ("BioTransplant" or the "Company") was incorporated on March 20, 1990. The Company is developing proprietary pharmaceuticals and organ transplantation systems which represent a comprehensive approach to inducing functional tolerance in humans.

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

The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC.

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

The Company held the following investments at December 31, 1997 and September 30, 1998:

                                                                  December 31,       September 30,
                                                                      1997               1998
                                                                 ---------------    ----------------
      Short-term:
        United States Treasury and Agency Securities
             (average maturity of 2 months)                        $  2,000,000         $        --
        Corporate Bonds (average maturity of 4 and 3 months)         16,862,948           9,936,352
        Commercial Paper (average maturity of 8 months)                 999,669                  --
                                                                 ---------------    ----------------
                                                                   $ 19,862,617         $ 9,936,352
                                                                 ---------------    ----------------
                                                                 ---------------    ----------------
      Long-term:
        Corporate Bonds (average maturity of 16 months)            $  1,015,202         $        --
                                                                 ---------------    ----------------
                                                                 ---------------    ----------------

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

5.   Term Note

In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. This term note bears annual floating interest at the Bank's Prime Rate (8.25% at September 30, 1998) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three month London Interbank Offered Rate ("LIBOR") (5.31% at September 30, 1998) plus 2.25%. This term note is secured by equipment and fixtures purchased under these borrowings. There were no borrowings outstanding under this term note at September 30, 1998.

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

In 1993, and as amended and restated in September 1995, the Company and Novartis Pharma AG ("Novartis") entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding through March 1998 of $20.0 million and agreed to pay license fees of $10.0 million. All funds were received as of March 31, 1998. Novartis has also agreed to fund certain development and premarketing costs of such products, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of such products.

In October 1997, the Company and Novartis expanded their relationship in xenotransplantation by entering into a collaboration and license agreement for the development and commercialization of xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million. As of September 30, 1998, research funding of $3.5 million and license fees of $2.0 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products. Portions of these costs may be repayable under certain circumstances.

In October 1995, the Company and MedImmune Inc. ("MedImmune") formed a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322/MEDI-507 and other related products. MedImmune has agreed to provide research support and make milestone payments which could total up to an additional $14.0 million, up to $12.0 million of which is repayable from royalties on such products.

Results of Operations
Three months Ended September 30, 1998 and 1997

Revenues decreased to $1.2 million for the three months ended September 30, 1998 from $2.2 million for the three months ended September 30, 1997. The anticipated decrease in revenues was primarily due to $875,000 in sponsored research funding from Novartis during the three months ended September 30, 1998, compared to $1.5 million in sponsored research funding from Novartis and $250,000 in sponsored research funding from MedImmune during the three months ended September 30, 1997. Interest income decreased to $285,000 for the three months ended September 30, 1998 from $427,000 for the three months ended September 30, 1997. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $3.7 million for the three months ended September 30, 1998 from $3.6 million for the three months ended September 30, 1997. This increase was primarily due to increases in research and development staff and related research supplies.

General and administrative expenses decreased to $564,000 for the three months ended September 30, 1998 from $637,000 for the three months ended September 30, 1997. This decrease was primarily due to decreases in outside professional services rendered in connection with market research and business development in the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

Interest expense decreased to $1,000 for the three months ended September 30, 1998 from $13,000 for the three months ended September 30, 1997. The decrease was primarily due to decreasing balances on existing obligations under capital leases.

As a result of the above factors the Company generated a net loss for the three months ended September 30, 1998 of $3.2 million, or $0.37 per share, compared to a net loss of $2.1 million, or $0.24 per share for the three months ended September 30, 1997.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

Nine months Ended September 30, 1998 and 1997

Revenues decreased to $5.2 million for the nine months ended September 30, 1998 from $9.1 million for the nine months ended September 30, 1997. The anticipated decrease in revenues was due to decreased research and development revenues which primarily consisted of funding from Novartis of $4.2 million for the nine months ended September 30, 1998 compared to $7.0 million for the nine months ended September 30, 1997. The nine months ended September 30, 1997 included a $3.0 million license fee for certain gene therapy related technology. Interest income decreased to $1.0 million for the nine months ended September 30, 1998 from $1.3 million for the nine months ended September 30, 1997. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $11.0 million for the nine months ended September 30, 1998 from $10.8 million for the nine months ended September 30, 1997. This increase was primarily due to increases in research and development staff and related research supplies.

General and administrative expenses decreased to $1.9 million for the nine months ended September 30, 1998 from $2.2 million for the nine months ended September 30, 1997. This decrease was primarily due to decreases in outside professional services rendered in connection with market research and business development in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

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

Since its inception and prior to the completion of the Company's initial public offering, the Company's operations had been funded principally through the net proceeds of an aggregate of $36.2 million from private placements of equity securities. The Company has also received $35.5 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the private placements, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $47.0 million and the investment of approximately $4.2 million in equipment and leasehold improvements through September 30, 1998. In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures. There were no borrowings outstanding under this term note at September 30, 1998. The Company had no material commitments as of September 30, 1998 for capital expenditures.

The Company had cash and cash equivalents and investments of $18.9 million as of September 30, 1998.

The Company anticipates that its existing funds should be sufficient to fund its operating and capital requirements as currently planned through at least March 31, 2000. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors, including those discussions below under "Factors Affecting Future Operating Results".

The Company expects to incur substantial additional costs, including costs related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, manufacturing and the expansion of its facilities. The Company will need to raise substantial additional funds through additional financings including public or private equity offerings and collaborative arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself, any of which would have a material and adverse effect on the Company's business, results of operations or financial condition.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

Year 2000 Readiness

Historically, certain computer programs have been written using two digits rather than four digits, to define the applicable year. This could lead, in many cases, to a computer's recognition of a date using "00" as 1900 rather than the year 2000. This phenomenon could result in significant computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue.

The Company is currently in the process of assessing its exposure to the Year 2000 problem, and is establishing a comprehensive response to that exposure. Generally, the Company has Year 2000 exposure in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) microprocessors and other equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular financial institutions, vendors and suppliers of the Company.

At September 30, 1998, the Company had completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. Prior to June 30, 1999, the company intends to test each significant program which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company expects to substantially complete Year 2000 testing and remediation on its financial and management operating systems by June 30, 1999.

The Company has begun an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips. The Company expects to substantially complete remediation efforts of its exposure to embedded chips in its facilities or equipment by June 30, 1999.

The Company estimates that the cost to remediate its financial and management operating systems and embedded chips in its facilities or equipment should not exceed $25,000, including potential capital costs for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality.

The Company has also recently begun interviewing third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company expects to substantially complete this process and address any significant risks by June 30, 1999.

If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips and if any third parties, vendors or suppliers cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment. The Company is in the process of establishing a contingency plan in the event of any such noncompliance.

Factors Affecting Future Operating Results

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Section titled "Business - Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC, which
Section is incorporated herein by reference.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

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

ITEM 1.       LEGAL PROCEEDINGS
              Response:  None

ITEM 2.       CHANGES IN SECURITIES
              Response:  None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              Response:  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              Response:  None

ITEM 5.       OTHER INFORMATION
              Any proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, that a stockholder wishes to be considered for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 16, 1998.

              Written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 1, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposals of which the Company does not receive timely notice.

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


                           BioTransplant Incorporated
                           (Registrant)


Date: November 12, 1998    /s/ Elliot Lebowitz
                           ----------------------------------------------
                           Elliot Lebowitz
                           President and Chief Executive Officer
                           (Principal Executive Officer)


                           /s/ Richard V. Capasso
                           ----------------------------------------------
                           Richard V. Capasso
                           Vice President, Finance and Treasurer
                           (Principal Financial and Accounting Officer)