Form 10-K405
period 1998-12-31
BIOTRANSPLANT INC
filed 1999-03-31
CIK 880259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 000-28324
                            ------------------------

                           BIOTRANSPLANT INCORPORATED
             (Exact Name of registrant as Specified in its Charter)

       DELAWARE          04-3119555
   (State or Other         (I.R.S.
   Jurisdiction of        Employer
   Incorporation or     Identification
    Organization)       No.)

      CHARLESTOWN NAVY YARD, BLDG. 75, THIRD AVENUE, CHARLESTOWN, MA 02129
               (Address of Principal Executive Offices)(Zip Code)

      Registrant's telephone number, including area code:  (617) 241-5200

       Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                              Title of each class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $14,626,987 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 15, 1999.

    Number of shares outstanding of the registrant's class of Common Stock as of March 15, 1999: 8,583,338.

    Documents incorporated by reference:

    Proxy Statement for the 1999 Annual Meeting of Stockholders--Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

THE COMPANY

    BioTransplant Incorporated, a Delaware corporation organized in 1990 ("BioTransplant," or the "Company") is developing pharmaceuticals and systems based on its unique and proprietary enabling technologies, which are designed to re-educate the body's immune system to accept foreign tissue, to allow safer, more enduring organ transplantation and also potentially creating valuable new treatments for other diseases such as blood cell cancers. This ImmunoCognance-TM- technology would allow a transplant recipient to accept a donor organ as self, while maintaining the remainder of the recipient's immune defenses. The Company's products under development are intended to reduce or eliminate the need for lifelong immunosuppressive therapy, minimize infections and complications associated with organ transplantation, reduce the cost of treating end-stage organ disease, and increase the supply of transplantable organs.

    Organ transplantation is an established therapy for end-stage organ disease. Over 30,000 kidney, liver, heart and lung transplants were performed in the United States and Western Europe in 1998. There is a critical shortage of organs worldwide, and large, growing waiting lists have been established for potential organ transplant recipients. The Company estimates that over $5.0 billion is spent annually on organ transplantation in the United States alone. However, the success of these procedures is frequently limited by the rejection of the transplanted organ by the recipient's immune system. To prevent rejection of the transplanted organ, recipients must maintain a lifelong regimen of immunosuppressive therapy. Over half of the costs of organ transplantation are attributable to care subsequent to the transplant, including lifelong immunosuppressive therapy, hospitalization due to complications resulting from the chronic use of immunosuppressive drugs, infections and transplant rejections.

    BioTransplant and MedImmune Inc. ("MedImmune") entered into an agreement in October 1995 relating to the development of products to treat and prevent organ rejection and to treat certain autoimmune disorders, derived from BioTransplant's BTI-322 rodent antibody. The BTI-322 rodent antibody and its humanized derivative, MEDI-507, are novel and proprietary monoclonal antibodies being developed by MedImmune as stand-alone anti-rejection products and as an important component in the Company's AlloMune-TM- and XenoMune-TM- Systems for organ transplantation. The Company has retained exclusive rights to the use of BTI-322/MEDI-507 in its AlloMune and XenoMune Systems.

    A monoclonal antibody is a single antibody which reacts with a specific molecule, called an antigen, to trigger a response from the immune system. By selectively inhibiting T cells in an antigen specific manner, in vitro studies suggest that BTI-322/MEDI-507 leaves the remainder of the immune system competent to respond to pathogens (foreign organisms that cause disease) subsequent to BTI-322/MEDI-507 administration. MEDI-507 is being evaluated clinically in organ rejection, Graft-versus-Host Disease ("GvHD") and pilot autoimmune disease trials.

    The AlloMune System is designed to reduce or eliminate the need for lifelong immunosuppressive therapy in human-to-human organ transplantation by inducing functional tolerance through the creation of mixed bone marrow chimerism between the donor and the recipient. Mixed bone marrow chimerism re-educates the recipient's immune system to recognize the donor organ as self, while maintaining the remainder of the recipient's immune defenses. The Company is currently continuing preclinical studies in which kidneys of intentionally mismatched donor monkeys are being transplanted into monkey recipients which have undergone conditioning and bone marrow infusion to produce mixed chimeras. Mixed bone marrow chimerism and functional tolerance with normal kidney function for periods over five years without the need for chronic immunosuppressive therapy and with no signs of chronic rejection has been demonstrated. The Company and its collaborators at the Massachusetts General Hospital ("MGH") have begun a pilot trial in patients with a prototype of the AlloMune System for re-educating the patient's immune system. The pilot trial is being conducted under a protocol approved by MGH's Institutional

Review Board. The Company also has filed an investigational new drug application ("IND") with the United States Food and Drug Administration ("FDA") and has been cleared to commence clinical trials under the IND. The Company recently received approval from a hospital Institutional Review Board ("IRB") to begin a trial and is working with several other hospitals to secure IRB approval for the trials. In addition, the Company is seeking to optimize the AlloMune System through additional preclinical testing in primates.

    The Company is also investigating the use of the AlloMune-TM- System for additional applications, including treatment of cancer and hematological disorders. In December 1998, BioTransplant collaborators from MGH presented data at the annual meeting of the American Society of Hematology on a novel approach to treating blood cell cancers that are unresponsive to standard therapies. This new approach re-programs the immune system, using a combination of chemotherapy and the approach used in BioTransplant's AlloMune-TM- System, to make bone marrow transplant (BMT) recipients more successful in eliminating cancerous blood cells. Following the BMT, recipients may receive an infusion of donor white blood cells to eliminate the remaining cancerous cells in the recipient.

    In studies presented by Drs. Megan Sykes and Thomas Spitzer of MGH, 15 bone marrow recipients received the new BMT therapy and 12 of 13 evaluable patients developed a stable chimeric immune system (containing both donor and recipient elements). In addition, a shift toward the production of more donor cells was induced in some BMT recipients following an infusion of donor-derived white blood cells. Further analysis indicated that six of 11 evaluable patients achieved a complete remission and two of 11, a partial remission, despite having advanced cancers that did not respond to other treatments. Seven of the 15 patients who received the new therapy are alive and progression free at a median period of 169 days (range, 27 to 475 days) following BMT. BioTransplant expects to submit an IND for this AlloMune-TM- System approach to treating blood cell cancers in 1999.

    With the XenoMune System, BioTransplant hopes to build upon the Company's proprietary knowledge and technology being developed with the AlloMune System. The XenoMune System is designed to expand the pool of donor organs by using organs derived from proprietary miniswine for transplantation into humans. The Company is working to achieve mixed bone marrow chimerism between cross-species donors and recipients. The Company has established miniswine-to-primate mixed bone marrow chimerism detectable by PCR assay for more than 300 days. These chimeric animals have shown early signs of functional tolerance to porcine antigens. In addition, the Company is actively pursuing the genetic manipulation of the recipient's bone marrow with an MHC (major histocompatibility complex) gene from the miniswine donor ("gene transduction") as an alternate means for inducing long-term specific tolerance. The Company has entered into a strategic alliance with Novartis Pharma AG ("Novartis") to develop xenotransplantation (transplantation of organs between different species) products. Pursuant to the Company's agreement with Novartis for products utilizing gene transduction, BioTransplant is entitled to receive research funding and license fees of $30.0 million, all of which had been received as of December 31, 1998. Pursuant to the Company's agreement with Novartis for products utilizing mixed bone marrow chimerism, which began in October 1997, BioTransplant may receive research funding, license fees and milestone payments of up to $36.0 million, of which $11.0 million had been received as of December 31, 1998. Additionally, the Company has entered into an exclusive supply agreement with Charles River Laboratories ("CRL") for the supply of miniswine cells and organs. During 1998, Novartis agreed to share in certain costs of developing and maintaining the miniswine at CRL and Stem Cell Sciences.

OVERVIEW OF ORGAN TRANSPLANTATION

    ORGAN TRANSPLANT MARKET

    During the last two decades organ transplantation has become an established therapy for end-stage organ disease. This is due in part to the significant progress that has been made since the introduction of cyclosporine by Novartis in 1983. In 1998, over 30,000 organ transplants were performed in patients suffering from end-stage kidney, liver, heart and lung disease in the United States and Western Europe. The Company estimates that over $5.0 billion is spent annually in the United States on organ transplantation. However, the success of these procedures is frequently limited by the rejection of the transplanted organ by the recipient's immune system. To prevent rejection of the transplanted organ, recipients must maintain a lifelong regimen of immunosuppressive therapy. Over half of the costs of organ transplantation, on a patient by patient basis, are attributable to care subsequent to the transplant, including lifelong immunosuppressive therapy, hospitalizations due to complications resulting from the chronic use of immunosuppressive drugs, infections and transplant rejections. Other treatments for end-stage organ disease, such as kidney dialysis, are even more expensive and many non-kidney transplant patients die while waiting for organs. Accordingly, improvements in transplantation technology that reduce the wait for suitable organs and minimize infections and other complications, including retransplantation and the toxicities of chronic immunosuppressive drugs, can be expected to lower the overall cost of treating end-stage organ disease.

    There is a critical shortage of organs worldwide and waiting lists have been established for potential organ transplant recipients. Over 60,000 patients in the United States suffering from end-stage organ disease were on waiting lists for a lifesaving organ transplant in 1998, based on data provided by the United Network for Organ Sharing ("UNOS"). This number has more than tripled since 1988, and the number of deaths of people on the waiting list has increased proportionately. If an adequate supply of transplant organs were available and the complications of transplantation minimized, the Company estimates that an additional 100,000 critically ill patients annually could benefit from organ transplantation as a replacement for disease-damaged organs and as an alternative to artificial devices.

    Efforts to ease this organ shortage through public campaigns and advertisements to enlarge the pool of potential organ donors have been only moderately successful. Increased automotive safety has adversely affected the donation rate. In addition, the quality of organs available for transplant has been declining, which the Company believes may impact organ graft half-lives and increase the number of organs needed for retransplantation. The potential for allotransplantation (transplantation of organs between different individuals of the same species) to spread infectious disease has also limited the potential donor pool. While the number of cadaveric donors has increased in the last ten years, the demand for organs has increased more rapidly. Advances have been made in obtaining multiple organs from a single donor and in organ preservation techniques, but a severe shortage of organs still exists and the backlog of patients awaiting transplantation continues to grow. The shortage of donor organs restricts the number of transplant procedures performed and forces many patients to undergo costly and less effective alternatives to transplantation for as long as possible. This delay renders transplant candidates much sicker than they would have been if the organ transplant had been possible sooner.

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

    All patients receive chronic systemic immunosuppressants at the time of transplantation in order to reduce the probability of subsequent rejection of the organ. Some patients also receive an anti-T cell antibody such as OKT3 or ATGAM in an attempt to further decrease the probability of rejection (called "induction therapy"). The efficacy of OKT3 or ATGAM for use in induction therapy has not been established, and neither of these drugs, has been approved at the present time by the FDA for use in induction therapy.
Zenapax-Registered Trademark-, a humanized anti-T cell antibody and Simulect-Registered Trademark-, a chimeric anti-T cell antibody, have recently been approved for this indication.

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

PRODUCTS UNDER DEVELOPMENT

    In order to address the problems of organ transplantation described above, BioTransplant is developing a portfolio of proprietary pharmaceuticals and organ transplant systems with the goal of inducing functional tolerance in humans. The Company is developing methods of selectively inhibiting T cells responsible for organ rejection and modifying a patient's immune system to accept foreign organs as if they were self by combining components of the donor's immune system with the recipient's immune system. The Company is also investigating the use of certain of its products under development for additional applications, including treatment of cancer and hematological disorders.

    In October 1995, the Company and MedImmune formed a collaboration to develop and commercialize products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322. Under the terms of the collaboration agreement between MedImmune and the Company, MedImmune is required to pay royalties to the Company on sales of BTI-322 and MEDI-507.

    MEDI-507

    MEDI-507, a humanized antibody derived from BTI-322, is a novel and proprietary monoclonal antibody therapeutic candidate being developed as a stand-alone anti-rejection product and as an important component in the Company's AlloMune-TM- and XenoMune Systems. By selectively inhibiting T cells in an antigen specific manner in vitro, the Company believes that BTI-322/MEDI-507 leaves the remainder of the immune system competent to respond to pathogens subsequent to BTI-322/MEDI-507 administration. The Company believes that MEDI-507 offers unique advantages when administered at the time of transplantation, as an agent for the prevention of acute organ rejection and in inhibiting GvHD following bone marrow transplantation.

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

    CLINICAL DEVELOPMENT. Early clinical results and research data suggest BTI-322/MEDI-507 has the potential to be a safe and effective agent for the prevention and treatment of allograft (intra-species transplants) and xenograft (inter-species transplants) rejection and GvHD. Prior to the grant of an exclusive license to BTI-322 to the Company in 1993, four patients had been treated for either acute kidney rejection or GvHD under a compassionate use protocol approved by the Catholic University of Louvain hospital ethical committee. Clinical testing of MEDI-507 began in 1997 in alliance with MedImmune. A Phase I, open-label, dose-escalating safety trial for prevention of renal allograft rejection was completed in 1998. Thirteen patients were given an initial dose of MEDI-507 within six hours after kidney transplant surgery and a second dose 60-72 hours later. Results indicated that MEDI-507 was generally well-tolerated and no anti-MEDI-507-antibodies were detected following administration. A Phase I/II trial for the treatment of adult steroid-resistant GvHD completed enrollment of patients in 1998, and results of this trial are expected to be presented at a medical conference in 1999.

    In December of 1998, MedImmune announced plans to initiate two additional Phase I/II clinical trials to evaluate MEDI-507. Both studies are expected to be completed in 1999. In the first study, adult steroid-naive stem cell transplant
(SCT) or bone marrow transplant (BMT) recipients will receive MEDI-507 or placebo combined with corticosteroids (methylprednisolone) for initial treatment of acute GvHD. Because this study would be the first to evaluate MEDI-507 as part of initial treatment of GvHD, all patients are expected to receive the standard initial GvHD treatment with corticosteroids. It is anticipated that this

Phase I/II trial will include up to 32 patients recruited from up to 15 centers. At year-end 1998, the trial protocol had been approved by the FDA, and patient recruitment had begun.

    In the second study, MEDI-507 will be assessed in an open-label trial for its ability to treat GvHD in pediatric SCT or BMT patients. Currently there are no agents approved for the treatment of GvHD in children. Up to 20 pediatric patients (age 2-17) are expected to be recruited from at least ten centers for this Phase I/II study. At year-end 1998, the clinical trial protocol had been submitted for approval to the FDA and if approved, the study would commence enrollment following the entry of initial patients in the adult trial.

    A Phase I clinical study evaluating MEDI-507 for the treatment of psoriasis is currently ongoing. MedImmune has announced that it expects to have results from this trial in 1999.

    In 1998, MEDI-507 received orphan drug designation from the Office of Orphan Products Development of the FDA for MEDI-507 for the treatment of GvHD. The Orphan Drug Act was established to encourage development of drugs for rare diseases and conditions affecting a small patient population (generally less than 200,000 people). Orphan designation of a product can potentially provide a company with seven years of market exclusivity if the company is the first to receive FDA product marketing approval for the orphan drug in the designated indication. Additionally, this designation provides a company with tax credits of 50 percent for clinical research expenses and the opportunity for clinical research grants.

    During 1998, two patents were issued by the United States Patent and Trademark Office: a patent covering composition of matter and the use of BTI-322 and MEDI-507 to inhibit T cell-mediated immune responses, and a patent covering the use of any antibody that binds to the target epitope recognized by the BTI-322 and MEDI-507 antibodies. Both of these patents are exclusively licensed to the Company pursuant to its agreement with the Catholic University of Louvain. See "--Collaborations and Agreements--Catholic University of Louvain," and "--Patents and Proprietary Rights."

    THE ALLOMUNE-TM- SYSTEM

    The Company's AlloMune-TM- System is designed to allow the transplantation of mismatched organs from human donors, so as to reduce or eliminate the need for lifelong systemic immunosuppressive therapy. The proposed AlloMune System incorporates several components into a proprietary and integrated system to create mixed bone marrow chimerism leading to functional tolerance.

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

    To date, the creation of mixed bone marrow chimerism and normal kidney function has been replicated in eight out of ten additional monkeys for periods from six to 48 months.

    The Company is continuing to evaluate modifications to the conditioning regimen in rodent and large animal models. Recent evidence from the Company's rodent models has demonstrated the ability to eliminate or greatly reduce the level of irradiation needed to establish a state of mixed bone marrow chimerism, and the Company intends to evaluate this approach in large animal models.

    The Company intends to continue to optimize the AlloMune System through additional preclinical trials in primates. In 1998 the Company filed, and received clearance of, an IND with the FDA for clinical trials of the AlloMune-TM- System in living donor kidney transplantation. The Company recently received approval from a hospital IRB to begin a trial and is working with several other hospitals to secure IRB approval for the trials. The Company's academic collaborators have initiated an IRB approved clinical trial of a pilot proof-of-principle evaluation of the prototype AlloMune System in humans. The Company is also investigating the use of the AlloMune-TM- System for additional applications, including treatment of cancer and hematological disorders. In December 1998, BioTransplant collaborators from the Massachusetts General Hospital (MGH) presented data at the annual meeting of the American Society of Hematology on a novel approach to treating blood cell cancers that are unresponsive to standard therapies. This new approach re-programs the immune system, using a combination of chemotherapy and the approach used in BioTransplant's AlloMune-TM- System, to make bone marrow transplant (BMT) recipients more successful in eliminating cancerous blood cells. Following the BMT, recipients may receive an infusion of donor white blood cells to eliminate the remaining cancerous cells in the recipient.

    In studies presented by Drs. Megan Sykes and Thomas Spitzer of MGH, 15 bone marrow recipients received the new BMT therapy and 12 of 13 evaluable patients developed a stable chimeric immune system (containing both donor and recipient elements). In addition, a shift toward the production of more donor cells was induced in some BMT recipients following an infusion of donor-derived white blood cells. Further analysis indicated that six of 11 evaluable patients achieved a complete remission and two of 11, a partial remission, despite having advanced cancers that did not respond to other treatments. Seven of the 15 patients who received the new therapy are alive and progression free at a median period of 69 days (range, 27 to 475 days) following BMT. BioTransplant expects to submit an IND for this AlloMune-TM- System approach in 1999.

    THE XENOMUNE SYSTEM

    Xenotransplantation is designed to address the issue of limited human organ availability. With the XenoMune System, BioTransplant hopes to build upon the Company's proprietary knowledge and technology being developed with the AlloMune System to achieve transplantation of organs from animals into humans, using organs derived from miniswine. Many of the components of the proposed AlloMune System are also part of the proposed XenoMune System. However, there are additional unique components in the XenoMune System.

    The proposed XenoMune System is expected to include miniswine kidneys, hearts, lungs and other organs for transplantation. Pursuant to a Miniswine Transfer and Maintenance agreement with CRL, the Company has obtained exclusive rights to miniswine which are being specifically developed by CRL for use in xenotransplantation. These miniswine are an appropriate donor choice for xenotransplantation because of their size, physiology, inbreeding at swine histocompatibility genes, long-term documented medical history and breeding capacity. However, although the Company intends to use these miniswine as a potential donor of xenogeneic organs because of these advantages, recent scientific publications by others have demonstrated, under laboratory conditions, that certain porcine viruses, called porcine endogenous retroviruses ("PERV") have the potential to infect human cells. The Company has an active program addressing the characterization of the PERV from our herd of miniswine relative to its infectivity of human cells.

    Untreated swine-to-primate organ transplants normally result in hyperacute organ rejection within hours of the transplant. One of the significant challenges in xenotransplantation is overcoming hyperacute rejection, which is mediated by pre-existing antibodies in the recipient which react with the donor tissue ("natural antibodies"). To avoid the hyperacute rejection of a miniswine organ, BioTransplant is using a proprietary absorption technique, licensed from a third party, to absorb natural antibodies from the recipient's blood prior to the transplant of miniswine organs into monkeys. BioTransplant is also examining the effect of human complement inhibitory protein transgenic porcine cells provided by its collaborator Novartis.

    To prevent acute rejection of the transplanted miniswine organ, the Company is working to achieve mixed bone marrow chimerism between cross-species donors and recipients. As alternative methods of inducing specific tolerance, the Company is actively pursuing gene transduction and thymic transplantation approaches.

    The Company has achieved mixed bone marrow chimerism and long-term xenograft tolerance between rat and mouse. The Company has also demonstrated chimerism and long-term acceptance of miniswine skin grafts on immunocompetent rodents. In addition, the Company has established mixed bone marrow chimerism in the miniswine-to-primate model. The Company has developed a proprietary method to promote the engraftment of swine bone marrow in primates. The use of this technique in a protocol similar to the AlloMune System has produced xeno-chimerism in primates and has resulted in a diminished miniswine-specific T cell response from the chimeric monkeys. Lack of priming and diversification of the humoral response was also demonstrated. These results represent progress towards the generation of functional tolerance to miniswine antigens.

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

COLLABORATIONS AND AGREEMENTS

    As part of its strategy, the Company has established alliances with pharmaceutical and other biotechnology companies, academic institutions and scientists and government laboratories. Currently, its principal strategic alliances are the following:

    DR. DAVID H. SACHS/THE MASSACHUSETTS GENERAL HOSPITAL

    In January 1991, the Company entered into a ten-year agreement with MGH under which BioTransplant funds a portion of the research of Dr. Sachs and other MGH personnel, including Drs. A. Benedict Cosimi, Megan Sykes, Christian LeGuern and Jay Fishman, in the area of transplantation of organs and tissues and, in particular, xenograft transplantation involving primates, mice and miniswine. In exchange for such research funding, MGH has granted the Company exclusive worldwide rights to technology and inventions developed in the course of the Company funded research, subject to a royalty to be paid to MGH and subject to the usual retention rights of the United States Government. BioTransplant also has a right of first refusal in connection with any additional research proposals in the field of tissue and organ transplantation to be submitted by Dr. Sachs and his colleagues (who are funded by BioTransplant) to other commercial sponsors.

    NOVARTIS PHARMA

    In April 1993, the Company entered into a five-year collaboration agreement with Novartis, the world's leading supplier of transplantation therapeutics, which was amended and restated in September 1995, to develop and commercialize xenotransplantation products utilizing gene transduction (the "Novartis Gene Transduction Agreement"). Pursuant to the Novartis Gene Transduction Agreement, the Company has received research funding of $20.0 million and license fees of $10.0 million in connection with the research by the Company of certain xenotransplantation products. In October 1997, the Company entered into a collaboration and license agreement with Novartis to develop and commercialize transplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology (the "Novartis Bone Marrow Agreement"). The research program under the Novartis Bone Marrow Agreement is for a period of three years. Pursuant to the Novartis Bone Marrow Agreement, the Company may receive research funding, license fees and milestone payments of up to $36 million, assuming the agreement continues for its full term. As of December 31, 1998, research funding of $8.0 million and license fees of $3.0 million had been received. The Novartis Bone Marrow Agreement was amended in October 1998 to include support for certain costs of developing and maintaining the miniswine. In addition, in 1992 Novartis purchased $5.0 million of the Company's Series B Convertible Preferred Stock ("Series B Stock"), which converted into 532,125 shares of Common Stock upon consummation of the Company's initial public offering. In 1998, revenues from the Company's collaboration agreements with Novartis accounted for 84% of the Company's total revenues.

    Pursuant to the terms of both Novartis Agreements, Novartis is obligated to fund the development costs associated with certain xenotransplantation products which may be developed by the Company, subject to reimbursement of a portion of such costs by the Company, if the Company elects to co-promote any such products. Under certain conditions, the Company has the right to co-promote any such products solely in North America and to receive an agreed upon share of profits, if any, derived from North American sales. The Company is entitled to receive royalties on the sale of any such licensed products by Novartis outside of North America and, to the extent that the Company elects not to co-promote in North America, on sales in North America as well. Royalties and profits from any licensed products developed will depend, in part, upon the efforts of Novartis to perform clinical testing, obtain regulatory approvals and market and sell such products both within and outside of the United States. The amount and timing of the resources devoted to these activities by Novartis will be controlled by Novartis. Under certain circumstances, Novartis may develop or market products competitive with the Company's xenotransplantation products utilizing the gene transduction or mixed bone marrow chimerism approaches. Pursuant to the Novartis Agreements, Novartis has an option under certain circumstances to obtain an exclusive license to inventions developed in the course of BioTransplant research funded by Novartis for use outside the field of xenotransplantation.

    MEDIMMUNE

    In October 1995, the Company and MedImmune formed a collaborative agreement for the development and commercialization of products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322, MEDI-507, MEDI-500 (a product candidate proprietary to MedImmune) and future generations of products derived from these molecules. Pursuant to the collaboration, the Company granted MedImmune an exclusive worldwide license to develop and commercialize BTI-322 and MEDI-507 and any products based on BTI-322 or MEDI-507, other than the use of BTI-322 or MEDI-507 in kits or systems for xenotransplantation or allotransplantation. MedImmune paid BioTransplant a $2.0 million license fee at the time of formation of the collaboration, and agreed to fund and assume responsibility for clinical testing and commercialization of any resulting products. As of December 31, 1998, MedImmune has provided $2.0 million in non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million, all of which is repayable from royalties on BTI-322, MEDI-507 or MEDI-500, as well as to pay royalties on any sales of BTI-322, MEDI-507, MEDI-500 and future generations of products, if any. Royalties will depend, in part, upon the efforts of MedImmune to perform clinical testing, obtain regulatory approvals and market and sell BTI-322, MEDI-507 and MEDI-500. The amount and timing of the resources devoted to these activities by MedImmune will be controlled by MedImmune.

    CHARLES RIVER LABORATORIES

    In March 1991, BioTransplant entered into an exclusive research and supply agreement with CRL, a wholly-owned subsidiary of Bausch & Lomb, Inc., which assigned its rights in the agreement to an affiliate, Wilmington Partners L.P., in 1993. CRL is a leading company in providing genetically-defined and "pathogen-free" animals to the biomedical community. Pursuant to the agreement, CRL is the exclusive supplier of miniswine and/or miniswine organs to be delivered by the Company as part of the XenoMune System. Prior to 1998, CRL assumed all of the costs of maintaining, expanding and improving the miniswine herd, including extensive research and development costs associated with achieving "specific pathogen-free" status for the herd in support of the delivery of transplantable organs. Pursuant to the amended agreement, the Company will assume the costs of maintaining the miniswine herd and, upon commencement of commercial sales of miniswine organs, the Company and CRL will seek to enter into a definitive supply agreement for the ongoing supply of miniswine. The agreement is for a term of five years and may be renewed for an additional five-year period by mutual agreement of the parties. The Novartis Bone Marrow agreement was also amended in 1998 to provide for Novartis to share certain of these miniswine maintenance costs with the Company.

    STEM CELL SCIENCES

    The Company has entered into a strategic alliance with Stem Cell Sciences Pty Ltd. ("Stem Cell Sciences") for the purpose of developing genetically engineered miniswine. BioTransplant has been granted worldwide, exclusive rights, subject to the payment of a royalty, to technology, products and processes for the derivation and manipulation of porcine embryonic stem cells and nuclear transfer technology developed during the research term and useful in xenotransplantation in humans. In addition, Stem Cell Sciences will be creating relevant transgenic miniswine for the Company. BioTransplant has made equity investments in Stem Cell Sciences, which represent 30% of the outstanding shares of that company. Substantially all of the consideration received by Stem Cell Sciences from the Company's equity investment will be used to fund the research and development of nuclear transfer technology and, in particular, the development of technology, products and processes useful for xenotransplantation in humans. BioTransplant made additional investments in Stem Cell Sciences in 1996, 1997 and 1998 to maintain its 30% ownership position and to support additional research through December 31, 1999. The Company is currently in the process of exercising an option to make a further equity investment in 1999 to maintain its ownership percentage. If the Company does not make such further investment to maintain its ownership percentage then the agreement will terminate and the Company's rights shall become nonexclusive.

    In 1998, the Novartis Bone Marrow Agreement was amended to include support for certain research by Stem Cell Sciences into the development of transgenic miniswine which incorporate certain Novartis' technology.

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

MANUFACTURING AND SUPPLY

    The Company currently has no manufacturing facilities or staff for clinical or commercial production of any products or systems under development. The Company plans to rely on third parties initially to manufacture certain of its product candidates for research, preclinical testing, clinical trials and commercialization, if any, with a long-term objective to develop internal manufacturing capability where appropriate. There is no assurance that the Company will be able to develop or contract for manufacturing capabilities of any of its products or systems on acceptable terms.

    Materials for preclinical studies and ongoing clinical trials with the rodent BTI-322 were manufactured by a contractor in Europe. Supplies of MEDI-507 required for preclinical studies, clinical trials and commercial products are being manufactured by MedImmune using its own manufacturing facilities.

    The manufacture of the Company's AlloMune and XenoMune Systems may require the production of cytokines, monoclonal antibodies and gene transfer vectors. The Company has the capacity to produce these materials in sufficient quantity and of sufficient quality to support preclinical studies. However, materials of the quality suitable for clinical trials will have to be produced by third party manufacturers. In addition, the Company has entered into an agreement with Dendreon Corporation (formerly known as Activated Cell Therapy), to provide a system for handling, transferring and purifying donor bone marrow. CRL has agreed to supply miniswine and miniswine organs exclusively for BioTransplant in connection with xenotransplantation.

SALES AND MARKETING

    MedImmune has exclusive worldwide marketing rights to its BTI-322, MEDI-507 and future generations of these products, if any.

    BioTransplant currently holds all marketing rights to the AlloMune System, although the Company may seek a corporate partner to support the development and commercialization of the AlloMune System. In the United States, the Company currently intends to market the AlloMune System (for solid organ transplantation) and related products and systems to organ transplant centers (estimated at approximately 275), which the Company believes will allow significant market coverage with relatively few sales personnel. To implement this marketing strategy, the Company intends to hire a limited number of sales and marketing personnel. In foreign markets, the Company expects to use local pharmaceutical companies to market its products and systems due to the complexities of foreign regulations and medical practices.

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

RESEARCH AND DEVELOPMENT

    The Company's total research and development expenses were $12.3 million, $14.0 million and $14.7 million for 1996, 1997 and 1998, respectively. Collaborative research and development revenues totaled $7.8 million, $12.1 million and $6.7 million in 1996, 1997 and 1998, respectively.

PATENTS AND PROPRIETARY RIGHTS

    As of March 15, 1999 there were 27 patents issued and 32 patent applications pending in the United States Patent and Trademark Office owned by or licensed to BioTransplant. The Company's issued patents have terms expiring between 2005 and 2016. The Company has also filed corresponding patent applications in selected foreign countries for certain of these U.S. patent applications. BioTransplant believes that its proprietary rights in its technology are important to its ability to develop and commercialize products and to profit from its research.

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

    The Company has reviewed issued patents which include claims relating to humanized monoclonal antibodies. These patents are held by biotechnology companies and an academic institution. While BTI-322 is a rodent antibody, the Company and MedImmune intend to commercialize MEDI-507, a humanized version of BTI-322. The Company and MedImmune have obtained a license from Protein Design Laboratories Inc. under their patents. However, there can be no assurance that, if required, the Company will be able to obtain additional such licenses on acceptable terms, if at all. Failure to obtain such licenses could require the Company to suspend or modify MEDI-507 and would limit the use of BTI-322 to indications not requiring repeated multiple administrations.

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

    In particular, there are several commercially available anti-rejection drugs that will compete with BTI-322/MEDI-507 products, including OKT3 (marketed by Ortho Biotech, Inc., a subsidiary of Johnson and Johnson), ATGAM (marketed by Pharmacia Upjohn), ThymoGlobulin-Registered Trademark- (marketed by SangStat

Medical Corporation), Zenapax-Registered Trademark- (marketed by Roche Laboratories) and Simulect-Registered Trademark- (marketed by Novartis). To the extent that these therapeutics address the problems associated with transplantation on which the Company has focused, they may represent significant competition.

    In addition, the Company is aware of other biotechnology companies attempting xenotransplants, including Imutran Ltd., a wholly-owned subsidiary of Novartis, Nextran Inc., a wholly owned subsidiary of Baxter HealthCare and Alexion Pharmaceuticals, Inc. Some of the Company's competitors are using organs derived from genetically modified transgenic donors which are designed to eliminate hyperacute rejection in humans. Despite the Company's progress in creating tolerance for transplantation, there can be no assurance that others will not be successful in inducing tolerance. In addition, the development of superior immunosuppressant therapeutics, mechanical organ systems and other improvements in therapies for end stage organ disease could adversely affect the size of the Company's available markets.

GOVERNMENT REGULATION

    The development and commercialization of the Company's products will be subject to regulation in the United States by numerous regulatory authorities including the Federal Food and Drug Administration (FDA) and Federal Trade Commission (FTC) and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state, and local entities will regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, clearance, manufacturing, labeling, packaging, export, storage, recordkeeping, adverse event reporting, and promotion and advertising of the Company's products.

    FDA approval or clearance of the Company's products, including a review of the manufacturing processes and facilities used to produce such products will be required before the products may be marketed in the United States. Based upon initial discussions with the FDA, the Company believes that BTI-322 will be classified as a biological product by FDA. Biological products are subject to dual regulation. Their approval for marketing, among other things, is regulated under the Public Health Service Act through a Biologics License Application
(BLA). However, biological products are also drugs and must meet drug standards under the Federal Food, Drug and Cosmetic Act such as good manufacturing practices regulations and regulations governing clinical trials. The Company expects the AlloMune and XenoMune Systems to be classified as a Combination Product, with the Center for Biologics Evaluation and Research ("CBER") assuming principal responsibilities for the review, assisted by the Center for Devices and Radiologic Health.

    The manufacture of xenograft products for human transplantation can be expected to present novel questions concerning both the safety and effectiveness of the products and compliance with and further development of standards for good manufacturing practices of such products. The Public Health Service (PHS) published draft guidance in 1996 on infectious disease issues related to xenotransplantation, and in January 1998, PHS held a public meeting on emerging policy issues, but final guidance and/or regulations do not yet exist. The Company cannot predict the content of future policy or regulations relating to such products, or the effect such policy or regulation may have on its ability to research, develop, manufacture, and market its products.

    Development of a therapeutic product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in accordance with good laboratory practices to establish the potential safety and effectiveness of the experimental product in a given disease. If a product is found to be reasonably safe and potentially effective in preclinical trials, the next step in the process is human clinical trials. An Investigative New Drug Application (IND) containing, among other things, the preclinical data, chemistry, manufacturing, and control information, and an investigative plan, must be submitted to FDA and allowed to become effective by the agency before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials. In addition, FDA may place a clinical trial on hold or terminate it if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk.

    Clinical trials typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety and pharmacokinetics of the experimental product in humans, and if possible, to gain early indications of effectiveness. Phase I studies may also evaluate various routes, dosages and schedules of product administration. If acceptable product safety is demonstrated, Phase II studies are initiated. In Phase II, clinical trials are conducted in groups of patients afflicted with a specific disease or condition for which the product is intended for use in order to further test safety, begin evaluating effectiveness, optimize dosage amounts, and determine dose schedules and routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by FDA, Phase III studies are commenced. Phase III studies are usually randomized, double blind studies testing for product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. These studies also may compare the safety and effectiveness of the product with currently available products. It is not possible to estimate the time in which Phase I, II, and III studies will be completed with respect to a given product, if at all, and the time period may last as long as several years.

    Following completion of clinical investigations, the preclinical and clinical data that has been accumulated, together with chemistry, manufacturing, and controls specifications and information are submitted to the FDA in a BLA. To approve a product regulated under a BLA, the agency must determine, among other things, that the product is safe, pure, and potent, and that any facility in which it is manufactured, processed, packed, or held, meets standards designed to assure the product's continued safety, purity, and potency. There can be no assurance that a product will be approved in a timely manner, if at all. The approval process can be very lengthy and depends, among other things, upon the time it takes to review the submitted data, the FDA's comments on the application, and the time required for the Company to provide satisfactory answers or additional clinical data if requested.

    If a BLA is approved, continued compliance with strict FDA requirements concerning good manufacturing practices, enforced by periodic inspections, and adverse event reporting, as well as any special requirements imposed as a part of the BLA approval will be required to continue marketing the approved product. Changes to approved biological products that affect safety or effectiveness require approved supplemental applications, as do changes in manufacturing that have a substantial potential to adversely affect product safety or effectiveness. Such supplemental applications may require the submission of clinical or comparability data and must be approved before the product may be marketed as modified.

    In addition, the nature of marketing claims that the Company will be permitted to make in the labeling and advertising of its products will be limited to those specified in an FDA clearance or approval, and claims exceeding those that are cleared or approved will constitute violation of the Act. Violations of the Act or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including recall, license suspension or revocation, seizure of products, fines, injunctions and/or civil or criminal penalties. Any such agency action could have a material adverse effect on the Company.

    The Company's advertising of its products will also be subject to regulation by the Federal Trade Commission (FTC) under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject the Company to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and recision of contracts. Violations of FTC enforcement orders can result in substantial fines or other penalties.

    The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases, those where fewer than 200,000 persons in the United States at the time of application for orphan drug designation would be likely to receive the treatment. A product that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its indication is entitled to a seven-year exclusive marketing period in the United States for that indication. BioTransplant intends to pursue this designation with respect to any of its products intended for patient populations in the United States of less than 200,000. MEDI-507 has received Orphan Drug designation, both as a standalone product, and as a component of the Company's AlloMune-TM- System, however, there can be no assurance that such status will be attained for other such products. In addition, Orphan drug exclusivity can be terminated for a number of reasons, including that the manufacturer cannot provide an adequate supply of the drug.

    In the European Union, although there are some minor orphan drug provisions in some countries, there is, as yet, no equivalent overall process to that followed in the United States. The results of all preclinical, development/manufacturing and Phase I, II, and III clinical study data generated in Europe or the United States may also be submitted to the European Medicines Evaluation Agency ("EMEA"), the counterpart of the FDA, for approval as a Marketing Approval Application ("MAA"), which is the equivalent of a BLA. The application procedure is known as the "Centralized" procedure. The MAA is assigned to a "rapporteur," who coordinates the assessment of the application by a team of "experts" in the preclinical, product manufacturing and clinical areas. An overview of the results of the assessment are then presented to the Committee on Proprietary Medicinal Products ("CPMP"). The CPMP, which is comprised of two members from each Member State of the European Union (EU), evaluates both the MAA and the rapporteur's recommendations and forms an opinion on the approval or rejection of the MAA. This opinion is then referred to the European Commission, and the European Council if appropriate, for a final decision. Approval of the MAA permits product marketing within all countries of the European Union. This MAA procedure takes a minimum of 300 days, excluding the time taken by the applicant to respond to questions raised by the CPMP. Approval procedures for marketing of products in countries that are not EU Member States vary from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In addition, for products exported from the United States to any foreign country or territory, applicable FDA export requirements must be met.

REIMBURSEMENT

    Major health insurance programs in the United States, including Blue Cross and Blue Shield and other managed care plans which provide health insurance coverage to more than 125 million Americans, pay for most non-kidney transplantation costs for their members. Kidney transplants (and dialysis) are funded by Medicare, a federally supported program which pays for over 65% of the costs associated with end-stage renal disease. The Company expects that private health insurance and the Medicare program will continue to reimburse transplant expenses at current levels in the majority of cases. The Company plans to design its clinical trials to demonstrate lower overall treatment costs for end-stage organ disease compared to alternative therapies. Since some of the Company's organ transplantation systems are designed to allow rescue from life-threatening disease for which there are no alternative treatments, the Company believes that those products will receive reimbursement commensurate with current practices. However, pending or future health care reform proposals could result in significant changes in the United States reimbursement climate.

FACTORS THAT MAY AFFECT RESULTS

    This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Annual Report on Form 10-K.

    WE HAVE NOT SUCCESSFULLY DEVELOPED ANY PRODUCTS. We are in the early development stage and, to date, we have been engaged primarily in organizational and research and development activities. We have not yet completed the development of, conducted significant human testing with respect to, or marketed any of our potential products. Neither we, nor any other company, has successfully developed and sold the types of products we plan to develop using our technologies. Our potential products will require significant additional development efforts including, preclinical and clinical testing and regulatory approval prior to commercial use. Our product development efforts may fail for many reasons, including because:

    - the candidate drug or potential product fails in preclinical studies;

    - a potential product is not shown to be safe and effective in clinical studies;

    - required regulatory approvals are not obtained;

    - a potential product cannot be produced in commercial quantities at an acceptable cost; or

    - a product does not gain market acceptance.

    Therefore, there is no certainty that we will be able successfully to develop, manufacture or market our products.

    WE HAVE NOT ACHIEVED PROFITABILITY. As of December 31, 1998, our accumulated deficit was approximately $48.5 million. We expect to incur substantial additional costs, resulting in significant and increasing losses for at least the next several years. Revenues, if any, which we may receive in the next few years will be limited to payments under our agreements with Novartis and MedImmune, and any other research or product development relationships that we may establish in the future, and interest income. Our ability to achieve significant revenue or profitability depends on our ability to successfully complete the development of our products, obtain required technology licenses and regulatory approvals, and market our products. There can be no assurance, however, that we will successfully develop, commercialize, manufacture or market any of our potential products, obtain regulatory approvals, patents or third-party licenses to technology or ever achieve profitability.

    WE EXPECT TO REQUIRE ADDITIONAL FUNDING. We will need substantial additional funds before we can expect to realize significant product revenue. Our future capital requirements will depend upon numerous factors, including:

    - the progress of our research and development programs, as well as the magnitude of such programs;

    - the progress of research and development programs being conducted by other parties that are supported by us;

    - the timing, scope and results of preclinical and clinical testing;

    - the timing and costs involved in obtaining regulatory approvals;

    - the level of resources that we commit to the development of manufacturing, marketing and sales capabilities;

    - our ability to maintain existing and establish new collaborative arrangements with other companies to provide us with additional funding; and

    - competing technological and market developments.

    We believe that we have sufficient funds to fund our operating expenses and capital requirements as currently planned through the end of 2000. We plan to obtain additional funding to support our operations and research and development programs through establishing additional collaborative arrangements with existing and new corporate partners and through debt, equity or lease financings. Such additional financing may not be available to us on terms that we deem acceptable, if at all.

    If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. If we seek funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

    WE DEPEND UPON OUR COLLABORATORS. We currently plan to develop and commercialize our products by entering into arrangements with corporate, government and academic collaborators, such as Novartis and MedImmune, as well as third party manufacturers, licensors, licensees and others. We may not be able to maintain our existing arrangements or establish additional collaborative arrangements or license agreements that we deem necessary or acceptable to develop and commercialize our potential products or that such collaborative arrangements or license agreements will be successful or that current or potential collaborators will not seek alternative means of developing the products. In 1998, revenues from our collaborative agreements with Novartis accounted for 84% of our total revenue. A loss of a strategic partner such as Novartis could have a material adverse effect on our business, financial condition and results of operations. Both of our current corporate collaborators are independently developing products that may be competitive with products they are developing in collaboration with us. In addition, we are entitled to receive royalties on MEDI-500, a product proprietary to MedImmune. The amount of any earned royalties under this arrangement are entirely dependent on the efforts of MedImmune to develop and market MEDI-500.

    THERE ARE UNCERTAINTIES RELATING TO OUR TECHNOLOGICAL APPROACHES. While our BTI-322 antibody has the ability to induce antigen specific hyporesponsiveness in the laboratory, we have not proven that this activity can be induced in humans. BTI-322/MEDI 507 has been tested in relatively few patients. There can be no assurance that the clinical results already seen will continue to be encouraging. Furthermore, our AlloMune and XenoMune Systems are based on creating long-term specific transplantation tolerance by introducing mixed bone marrow chimerism or gene transduction. These approaches are novel and, to our knowledge, have never been achieved in humans, including by us. There can be no assurance that we will be successful in achieving long-term specific transplantation tolerance, that the AlloMune and XenoMune Systems will be successfully developed or that physicians will adopt such novel therapeutic approaches.

    THERE ARE UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS. Before obtaining regulatory approvals for the commercial sale of any of our potential products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and effectiveness in humans. The failure to adequately demonstrate the safety and effectiveness of any of our potential products could delay or prevent regulatory approval of the product and would have a material adverse effect on our business, operations and financial condition. Furthermore, we have limited experience in conducting clinical trials. We are dependent on
(i) MedImmune to conduct clinical trials for MEDI 507, (ii) Novartis to conduct clinical trials for the development of xenotransplantation products utilizing mixed chimerism and (iii) may become dependent on other third parties to conduct future clinical trials of our AlloMune System and any other products.

    WE MAY NOT BE ISSUED PATENTS; OUR INTELLECTUAL PROPERTY RIGHTS ARE SUBJECT TO THIRD PARTY CLAIMS. Our success depends, in part, on our ability to obtain and maintain patent protection for our products. We have filed, or have licensed exclusively, patents and patent applications in connection with various aspects of our products which are currently under development. There can be no assurance that the filing of patent applications relating to our products or technology will result in patents being issued or that, if issued, the patents protect or benefit us or give us adequate protection from competing products. In addition, patents may have been granted, or may be granted, to other parties covering products or processes that are necessary for or useful to the development of our products. The holders of these patents could prevent us from commercializing our products or require us to obtain licenses from them to develop, manufacture or market our products. There can be no assurance that we will be able to obtain such licenses on commercially reasonable terms, if at all, or that the patents underlying the licenses will be valid and enforceable. There has been significant litigation in the industry regarding patents and other proprietary rights. If we became involved in litigation regarding our intellectual property rights, the cost of such litigation could be substantial.

    We hold rights under the patents of certain third parties that we consider necessary for the development of our technology. We will most likely need to obtain additional licenses to patents of others in order to commercialize certain of the products that we are currently developing. We cannot be certain that we will be able to obtain such licenses or, if we can do so, how much they will cost. In addition, under many of the agreements under which we have licenses to the patents or patent applications of others, we are required to meet specified milestone or diligence requirements in order to keep our license. We cannot be certain that we will satisfy any of these requirements.

    In addition, some of our know-how and technology is not patentable. To protect our rights, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, our business may be adversely affected by competitors who independently develop technology which is substantially equivalent to ours. See "--Patents and Proprietary Rights."

    THERE IS NO CERTAINTY THAT WE WILL OBTAIN GOVERNMENTAL APPROVALS; THE APPROVAL PROCESS IS COSTLY AND LENGTHY. Our research and development programs and clinical programs, as well as our manufacturing activities, are subject to extensive regulation by numerous government authorities in the United States and other countries. All of our products will require governmental approvals prior to commercialization and there is no guarantee such approvals will be granted in a timely manner, or at all, and if granted, will not impose conditions and limitations on marketing. SEE Government Regulation--FDA Regulation. We have not obtained such marketing approval for any of our potential products. The regulatory process to obtain such marketing approval requires preclinical testing and clinical trials of a potential product to establish its safety and effectiveness in humans. There is no guarantee that the FDA will allow human clinical trials to begin, or if they begin, allow them to continue. To date, there is limited regulatory precedent for the approval of products based on monoclonal antibodies.

    Xenotransplantation is a new and evolving medical technology and the FDA has not yet established a predictable pathway to market for xenotransplant products. FDA has not yet established final or comprehensive guidelines for xenotransplantation, including for assessing the risks of the transfer of animal pathogens to humans in connection with the use of such technology. PHS has issued draft guidelines in an attempt to reduce the risk of contamination of transplanted organs with infectious agents. In addition, in October 1997, FDA instructed all sponsors of human clinical trials involving porcine tissue to test for the presence of PERV in cells and for evidence of PERV in patient blood samples prior to the transplantation of any additional patients in clinical trials. There can be no assurance that the FDA will not require additional extensive testing for PERV or for other risks as they are recognized or that the FDA will establish guidelines or regulations regarding xenotransplantation. Further, there can be no assurance that we will be able to comply with any guidelines or regulations that the FDA may issue. Should new concerns arise and/or requirements be imposed after clinical trials have begun, such trials may have to be halted or redone. Any such events could have a material adverse effect on the Company's business, financial condition, results of operations, and ability to market its products.

    The regulatory process, which includes preclinical, clinical, and post-clinical testing of our products to establish their safety, purity and potency, and preapproval inspection of our manufacturing establishments to ensure compliance with good manufacturing practices and the capability to manufacture a safe, pure, and potent product, requires many years to complete and the expenditure of substantial resources. Delays in obtaining approvals could adversely affect the marketing of products under development and our ability to generate commercial product revenues. There can be no assurance that we will be able to obtain requisite regulatory approvals within a reasonable period of time, if at all. Moreover, if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which such product may be marketed or conditions on marketing such as requirements for costly post-marketing follow-up studies. As to products for which we obtain marketing approval, we, the manufacturer of the product (if other than us), and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA. The subsequent discovery of previously unknown problems with the product, such as the presence of PERV in porcine cells or clinical trial subjects, or with a manufacturer or facility may result in restrictions on such products or manufacturer, including withdrawal of the product from the market. If we fail to comply with the applicable regulatory requirements, we may be subject to, among other things, fines, suspensions or revocations of regulatory approvals, product recalls, product seizure, injunction, and/or civil or criminal prosecution. Any such events could have a material adverse effect on the Company's business, financial condition, results of operations, and ability to market its products.

    We are also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of our products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approval. Moreover, approval by the FDA does not insure approval by regulatory authorities in other countries.

    The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Any such requirements could delay or prevent regulatory approval or clearance of products under development. Any such requirements could have a material adverse effect on the Company's business, financial condition, results of operations, and ability to market its products.

    All of the foregoing regulatory matters also are applicable to development, manufacturing and marketing undertaken by our licensees and other collaborators.

    WE ARE SUBJECT TO INTENSE COMPETITION. The products being developed by us compete with existing and new products being created by pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and other research institutions. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for us. There can be no assurance that developments by others will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments. Many of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach than products being developed by us and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than us in undertaking preclinical testing and human clinical trials of products and obtaining FDA and other regulatory approvals of such products. Accordingly, our competitors may succeed in commercializing products more rapidly than us. In addition, colleges, universities, government agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with us in recruiting and retaining highly qualified scientific personnel.

    WE DEPEND UPON KEY PERSONNEL. We depend to a considerable degree on a limited number of key personnel. During our limited operating history, many key responsibilities within BioTransplant have been assigned to a relatively small number of individuals. We do not maintain "key man" insurance on any of our employees. The loss of the services of certain members of senior management could adversely affect our business.

    WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITIES. Because of the relatively early stage of our research and development programs, we have not yet invested significantly in manufacturing, marketing, distribution or product sales resources. We currently do not have the capacity to manufacture our potential products, and are dependent on contract manufacturers or collaborative partners for the production of our potential products for preclinical research and clinical trial purposes and may be dependent on such manufacturers or collaborative partners for commercial production. There can be no assurance that we will be able to enter into arrangements with third parties for such purposes. In the event that we are unable to establish our own manufacturing facilities or obtain contract manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. We have no experience in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs or in the clinical evaluations required to obtain FDA and other regulatory approvals.

    THERE ARE UNCERTAINTIES RELATING TO THIRD-PARTY REIMBURSEMENT. The successful commercialization of our products will depend substantially on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or foreign countries will be available for any products we may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products, thereby adversely affecting our business. Currently, no reimbursement plan exists for the costs associated with our AlloMune and XenoMune Systems.

    THERE IS UNCERTAINTY RELATING TO THE IMPACT OF THE YEAR 2000 ISSUE. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in support of research and development activities, accounting, and various administrative functions. Although we believe that our internal software applications contain software source code that is able to interpret appropriately the dates following December 31, 1999, our failure to make or obtain necessary modifications to our software could result in systems interruptions or failures that could have a material adverse effect on our business. We do not anticipate that we will incur material expenses to make our computer software programs and operating systems Year 2000 compliant. Unanticipated costs necessary to update software or potential systems interruptions could exceed our present expectations and consequently have a material adverse effect on our business. In addition, if our key service providers fail to make their respective computer software programs and operating systems Year 2000 compliant it could have a material adverse effect on our business.

    WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS AND WILL REQUIRE PRODUCT LIABILITY INSURANCE. The clinical investigation, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and we cannot predict if product liability claims will be asserted against us. We currently have limited product liability insurance coverage covering our clinical trials. We will seek additional product liability insurance if and when our products are commercialized; however, we cannot predict if adequate insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not materially adversely affect our business or financial condition. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claim, may cause us to prevent or limit the commercialization of our products. Some medical centers will not participate in FDA-approved clinical studies unless a company has adequate product liability insurance.

EMPLOYEES

    As of March 15, 1999, the Company had 67 full time employees.

ITEM 2. PROPERTIES

    Since October 1994, the Company has occupied a 27,000 square foot facility containing office and laboratory space located in the Charlestown Navy Yard in Charlestown, Massachusetts, pursuant to a 15-year lease which expires in 2009. The Company has the option to extend the lease for an additional five-year term. The Company believes that these leased facilities are adequate to meet the Company's purposes for at least the next three years.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and positions of the executive officers of the Company.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

Elliot Lebowitz, Ph.D.                                         57   President and Chief Execuitve Officer, Director

James Hope, Ph.D.                                              47   Senior Vice President of Development

Julia L. Greenstein, Ph.D.                                     42   Senior Vice President of Research and Chief
                                                                    Scientific Officer

Mary White-Scharf, Ph.D.                                       48   Vice President of Research

Richard V. Capasso, C.P.A.                                     37   Vice President, Finance and Treasurer

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

                                                                                                           1997
                                                                                                   --------------------

                                                                                                     HIGH        LOW
                                                                                                   ---------  ---------

First Quarter....................................................................................  $    8.13  $    5.75

Second Quarter...................................................................................  $    7.50  $    6.25

Third Quarter....................................................................................  $    6.63  $    4.25

Fourth Quarter...................................................................................  $    7.50  $    5.00

                                                                                                           1998
                                                                                                   --------------------

                                                                                                     HIGH        LOW
                                                                                                   ---------  ---------

First Quarter....................................................................................  $    6.13  $    3.75

Second Quarter...................................................................................  $    4.25  $    3.13

Third Quarter....................................................................................  $    3.75  $    1.50

Fourth Quarter...................................................................................  $    3.00  $    1.00

    On March 15, 1999, the Company had approximately 600 stockholders of record. On March 15, 1999, the closing price of the Company's Common Stock on the Nasdaq National Market was $2.44. The Company has never declared or paid any dividends on its Common Stock. The Company does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                          PERIOD FROM
                                                                                                           INCEPTION
                                                                                                        (MARCH 20, 1990)
                                                            YEARS ENDED TO DECEMBER 31,                        TO
                                             ---------------------------------------------------------    DECEMBER 31,
                                                1994       1995        1996        1997        1998           1998
                                             ----------  ---------  ----------  ----------  ----------  ----------------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License fees.............................  $    1,500  $   4,000  $    2,000  $    5,000  $    1,000     $   15,000
  Research and development.................       1,500      5,875       5,750       7,125       5,688         27,063
  Interest income..........................         163        168       1,296       1,731       1,318          4,871
                                             ----------  ---------  ----------  ----------  ----------       --------
    Total Revenues.........................       3,163     10,043       9,046      13,856       8,006         46,934
                                             ----------  ---------  ----------  ----------  ----------       --------
Expenses:
  Research and development.................      11,767      9,460      12,268      13,988      14,730         77,261
  General and administrative...............       2,518      1,939       2,680       2,963       2,477         16,386
  Interest.................................         146        731         135          58          10          1,760
                                             ----------  ---------  ----------  ----------  ----------       --------
    Total expenses.........................      14,431     12,130      15,083      17,009      17,217         95,407
                                             ----------  ---------  ----------  ----------  ----------       --------
    Net loss...............................  $  (11,268) $  (2,087) $   (6,037) $   (3,153) $   (9,211)    $  (48,473)
                                             ----------  ---------  ----------  ----------  ----------       --------
                                             ----------  ---------  ----------  ----------  ----------       --------
Net loss per common share:
  Basic and diluted........................              $  (16.78) $    (1.08) $    (0.37) $    (1.07)
                                                         ---------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------
Weighted average common shares outstanding
  (1):
Basic and diluted..........................                124,373   5,582,055   8,568,709   8,578,941
                                                         ---------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------

                                                                              YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1994       1995       1996       1997       1998
                                                                ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................................  $   2,343  $   2,849  $   6,564  $   9,784  $  13,168
Marketable securities.........................................     --         --         13,001     19,863      6,843
Working capital...............................................        148         86     17,788     24,111     15,499
Long-term investments.........................................     --         --         10,311      1,015     --
Total assets..................................................      4,801      5,372     32,316     32,939     22,683
Long-term obligation under capital leases, net of current
  portion.....................................................      1,066        615        189         10         --
Redeemable convertible preferred stock........................     23,772     29,241         --         --         --
Stockholders' equity (deficit)................................    (27,030)   (28,840)    29,262     26,154     16,958

------------------------

(1) Computed on the basis described in Note 2(f) of Notes to Consolidated Financial Statements, Item 8, "Financial Statements and Supplementary Data"

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    Since commencement of operations in 1990, the Company has been engaged primarily in the research and development of proprietary pharmaceuticals and organ transplantation systems, which represent a comprehensive approach to inducing functional tolerance in humans. The major sources of the Company's working capital have been the proceeds from sales of equity securities, sponsored research funding and license fees and capital lease financings. The Company has not generated any revenues from the sale of products to date, and does not expect to receive any product revenues for several years, if ever. The Company will be required to conduct significant additional research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

    In 1993, and as amended and restated in September 1995, the Company and Novartis entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding through March 1998 of $20.0 million, all of which had been received as of December 31, 1998, and agreed to pay license fees of $10.0 million, all of which had been received as of December 31, 1998. Novartis has also agreed to fund certain development and premarketing costs and products which may be developed as a result of the collaboration, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of any such products.

    In October 1997, the Company and Novartis expanded their relationship by entering into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36 million assuming the agreement continues for its full term. As of December 31, 1998, research funding of $8.0 million and license fees of $3.0 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products, portions of which may be repayable under certain circumstances.

    In October 1995, the Company and MedImmune entered into a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has provided $2.0 million of non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million. Any milestone payments which are received are repayable from royalties on such products.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

    Revenues decreased to $8.0 million in 1998 from $13.9 million in 1997. The decrease in revenues was primarily due to $6.7 million in sponsored research and license revenue from the Novartis agreements in 1998, compared to $11.4 million in sponsored research and license revenue from Novartis during 1997. Additionally, interest income decreased to $1.3 million in 1998 compared to $1.7 million in 1997. The decrease was due to lower average cash balances available for investment during 1998.

    Research and development expenses increased to $14.7 million in 1998 from $14.0 million in 1997. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

    General and administrative expenses decreased to $2.5 million in 1998 from $3.0 million in 1997. This decrease was primarily due to decreased outside professional services rendered in connection with market research and business development.

    Interest expense decreased to $10,000 in 1998 from $59,000 in 1997. This decrease was primarily due to decreasing balances on existing obligations under capital leases.

    As a result of the above factors, the Company incurred a net loss for 1998 of $9.2 million compared to a net loss of $3.2 million for 1997.

Years Ended December 31, 1997 and 1996

    Revenues increased to $13.9 million in 1997 from $9.0 million in 1996. The increase in revenues was primarily due to $11.4 million in sponsored research and license revenue from the Novartis agreements in 1997, compared to $6.8 million in sponsored research and license revenue from Novartis during 1996. Additionally, interest income increased to $1.7 million in 1997 compared to $1.3 million in 1996. The increase was due to higher average cash balances available for investment as a result of the initial public offering of the Company's common stock, completed in May 1996, and the funding received from the Novartis agreements.

    Research and development expenses increased to $14.0 million in 1997 from $12.3 million in 1996. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

    General and administrative expenses increased to $3.0 million in 1997 from $2.7 million in 1996. This increase was primarily due to increased administrative costs as a publicly-traded company including increases in general and administrative staff and related costs.

    Interest expense decreased to $59,000 in 1997 from $135,000 in 1996. This decrease was primarily due to decreasing balances on existing obligations under capital leases.

    As a result of the above factors, the Company incurred a net loss for 1997 of $3.2 million compared to a net loss of $6.0 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $64.2 million from sales of equity securities. The Company has also received $41.0 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the sales of equity securities, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $48.5 million and the investment of approximately $4.9 million in equipment and leasehold improvements through December 31, 1998. The Company is in the process of extending and increasing its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were no borrowings outstanding under this term note at December 31, 1998. The Company had no significant commitments as of December 31, 1998 for capital expenditures.

    The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $7.0 million, which includes approximately $5.9 million in 1999.

    The Company had cash and cash equivalents and investments of $20.0 million as of December 31, 1998.

    The Company anticipates that its existing funds should be sufficient to fund its operating and capital requirements as currently planned through 2000. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors.

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

    At December 31, 1998, the Company had completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. Prior to June 30, 1999, the company intends to test each significant program which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company expects to substantially complete Year 2000 testing and remediation on its financial and management operating systems by June 30, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. All of these market-risk sensitive instruments are classified as held-to-maturity and are not held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

    INTEREST RATE RISK: The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BioTransplant Incorporated:

    We have audited the accompanying consolidated balance sheets of BioTransplant Incorporated (a Delaware corporation in the development stage) and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (March 20, 1990) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTransplant Incorporated and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (March 20, 1990) to December 31, 1998, in conformity with generally accepted accounting principles.

                                          /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 27, 1999

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   9,784,229  $  13,168,496
  Short-term investments...........................................................     19,862,617      6,842,963
  Prepaid expenses and other current assets........................................      1,238,500      1,212,294
                                                                                     -------------  -------------
      Total current assets.........................................................     30,885,346     21,223,753
                                                                                     -------------  -------------
Property and equipment, at cost:
  Equipment under capital leases...................................................      2,210,170         45,000
  Laboratory equipment.............................................................        961,220      3,521,985
  Leasehold improvements...........................................................        628,217        696,016
  Office equipment.................................................................        266,182        615,616
                                                                                     -------------  -------------
                                                                                         4,065,789      4,878,617
  Less--Accumulated depreciation...................................................      3,062,540      3,420,592
                                                                                     -------------  -------------
                                                                                         1,003,249      1,458,025
                                                                                     -------------  -------------
Long-term investments..............................................................      1,015,202             --
                                                                                     -------------  -------------
Other assets.......................................................................         34,727          1,541
                                                                                     -------------  -------------
                                                                                     $  32,938,524  $  22,683,319
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current obligation under capital leases..........................................  $     177,667  $      10,042
  Accounts payable.................................................................        289,535        227,356
  Accrued expenses.................................................................      2,182,216      2,112,658
  Deferred revenue.................................................................      4,125,000      3,375,000
                                                                                     -------------  -------------
      Total current liabilities....................................................      6,774,418      5,725,056
                                                                                     -------------  -------------
Long-term obligation under capital leases..........................................         10,042             --
                                                                                     -------------  -------------
Commitments (Notes 11 and 12)
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized--2,000,000 shares
    Issued and outstanding--no shares..............................................             --             --
  Common stock, $.01 par value--
    Authorized--25,000,000 shares
    Issued and outstanding--8,575,390 shares in 1997,
     and 8,581,463 shares in 1998..................................................         85,754         85,815
Additional paid-in capital.........................................................     65,330,483     65,345,228
Deficit accumulated during the development stage...................................    (39,262,173)   (48,472,780)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     26,154,064     16,958,263
                                                                                     -------------  -------------
                                                                                     $  32,938,524  $  22,683,319
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,          CUMULATIVE
                                                      -------------------------------------------      SINCE
                                                          1996           1997           1998         INCEPTION
                                                      -------------  -------------  -------------  --------------
Revenues:
  License fees......................................  $   2,000,000  $   5,000,000  $   1,000,000  $   15,000,000
  Research and development..........................      5,750,000      7,125,000      5,688,500      27,063,500
  Interest income...................................      1,296,143      1,731,258      1,317,780       4,870,657
                                                      -------------  -------------  -------------  --------------
      Total revenues................................      9,046,143     13,856,258      8,006,280      46,934,157
                                                      -------------  -------------  -------------  --------------
Expenses:
  Research and development..........................     12,268,263     13,987,982     14,729,825      77,261,276
  General and administrative........................      2,680,380      2,962,644      2,477,460      16,386,083
  Interest..........................................        134,608         58,886          9,602       1,759,578
                                                      -------------  -------------  -------------  --------------
      Total expenses................................     15,083,251     17,009,512     17,216,887      95,406,937
                                                      -------------  -------------  -------------  --------------
      Net loss......................................  $  (6,037,108) $  (3,153,254) $  (9,210,607) $  (48,472,780)
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------
Net loss per common share:
  Basic and diluted.................................  $       (1.08) $        (.37) $       (1.07)
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------
Weighted average common shares outstanding:
  Basic and diluted.................................      5,582,055      8,568,709      8,578,941
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        DEFICIT
                                                                  COMMON STOCK                        ACCUMULATED         TOTAL
                                                             ----------------------    ADDITIONAL     DURING THE      STOCKHOLDERS'
                                                               NUMBER       $.01         PAID-IN      DEVELOPMENT        EQUITY
                                                             OF SHARES    PAR VALUE      CAPITAL         STAGE          (DEFICIT)
                                                             ----------   ---------    -----------   -------------    -------------
Inception, March 20, 1990..................................         --     $    --     $        --   $         --     $         --
  Net loss.................................................         --          --              --       (142,353)        (142,353)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1990.................................         --          --              --       (142,353)        (142,353)
  Sale of common stock.....................................    102,572       1,026           3,077             --            4,103
  Issuance of warrants.....................................         --          --          22,000             --           22,000
  Net loss.................................................         --          --              --     (2,637,206)      (2,637,206)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1991.................................    102,572       1,026          25,077     (2,779,559)      (2,753,456)
  Net loss.................................................         --          --              --     (6,188,344)      (6,188,344)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1992.................................    102,572       1,026          25,077     (8,967,903)      (8,941,800)
  Issuance of warrants.....................................         --          --         476,800             --          476,800
  Exercise of stock options................................         63           1              46             --               47
  Deferred compensation on stock Options...................         --          --         105,546             --          105,546
  Net loss.................................................         --          --              --     (7,748,627)      (7,748,627)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1993.................................    102,635       1,027         607,469    (16,716,530)     (16,108,034)
  Exercise of stock options................................     17,406         174           1,448             --            1,622
  Restricted stock sold to Directors.......................      1,250          12           8,738             --            8,750
  Issuance of warrants.....................................         --          --         165,937             --          165,937
  Deferred compensation on stock Options...................         --          --         170,225             --          170,225
  Net loss.................................................         --          --              --    (11,268,042)     (11,268,042)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1994.................................    121,291       1,213         953,817    (27,984,572)     (27,029,542)
  Issuance of warrants.....................................         --          --          99,000             --           99,000
  Exercise of stock options................................      5,303          53           7,301             --            7,354
  Deferred compensation on stock Options...................         --          --         170,225             --          170,225
  Net loss.................................................         --          --              --     (2,087,239)      (2,087,239)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1995.................................    126,594       1,266       1,230,343    (30,071,811)     (28,840,202)
  Conversion of preferred stock into common stock..........  4,770,430      47,704      36,154,586             --       36,202,290
  Issuance of common stock in initial public offering, net
    of issuance costs of $2,681,920........................  3,220,000      32,200      27,875,880             --       27,908,080
  Issuance of common stock pursuant to antidilution
    rights.................................................    431,724       4,317          (4,317)            --               --
  Exercise of stock options................................     10,154         102          28,546             --           28,648
  Net loss.................................................         --          --              --     (6,037,108)      (6,037,108)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1996.................................  8,558,902      85,589      65,285,038    (36,108,919)      29,261,708
  Exercise of stock options................................     15,238         153          45,407             --           45,560
  Restricted stock sold to directors.......................      1,250          12              38             --               50
  Net loss.................................................         --          --              --     (3,153,254)      (3,153,254)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1997.................................  8,575,390      85,754      65,330,483    (39,262,173)      26,154,064
  Exercise of stock options................................      6,073          61          14,745             --           14,806
  Net loss.................................................         --          --              --     (9,210,607)      (9,210,607)
                                                             ----------   ---------    -----------   -------------    -------------
Balance, December 31, 1998.................................  8,581,463     $85,815     $65,345,228   $(48,472,780)    $ 16,958,263
                                                             ----------   ---------    -----------   -------------    -------------
                                                             ----------   ---------    -----------   -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------    CUMULATIVE
                                                                       1996          1997         1998      SINCE INCEPTION
                                                                   ------------  ------------  -----------  ---------------
Cash flows from operating activities:
    Net loss.....................................................  $ (6,037,108) $ (3,153,254) $(9,210,607)  $(48,472,780)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities-
        Depreciation and amortization............................       667,820       581,641      358,052      3,484,280
        Noncash interest expense on convertible notes payable to
          stockholders...........................................        15,583            --           --        465,477
        Noncash expenses related to options and warrants.........        33,187        33,188       33,186      1,185,244
        Changes in current assets and liabilities-
            Accounts receivable..................................       250,000            --           --             --
            Prepaid expenses and other current assets............      (744,213)     (150,984)      26,206     (1,212,294)
            Accounts payable.....................................       (61,222)      163,532      (62,179)       227,356
            Accrued expenses.....................................       345,534       869,252      (69,558)     2,112,658
            Deferred revenue.....................................      (750,000)    3,125,000     (750,000)     3,375,000
                                                                   ------------  ------------  -----------  ---------------
                Net cash provided by (used in) operating
                  activities.....................................    (6,280,419)    1,468,375   (9,674,900)   (38,835,059)
                                                                   ------------  ------------  -----------  ---------------
Cash flows from investing activities:
    Purchases of property and equipment..........................      (123,135)     (300,893)    (812,828)    (4,319,109)
    Disposal of property and equipment, net......................            --            --           --         28,040
    Purchases of investments.....................................   (38,200,692)  (19,050,026)  (8,887,022)   (66,137,740)
    Proceeds from investments....................................    14,888,441    21,484,458   22,921,877     59,294,776
                                                                   ------------  ------------  -----------  ---------------
                Net cash provided by (used in) investing
                  activities.....................................   (23,435,386)    2,133,539   13,222,027    (11,134,033)
                                                                   ------------  ------------  -----------  ---------------
Cash flows from financing activities:
    Proceeds from convertible notes payable to stockholders......            --            --           --      9,400,000
    Payments of obligations under capital leases.................      (450,748)     (427,252)    (177,666)    (2,184,168)
    Proceeds from sale/leaseback of equipment....................            --            --           --        771,968
    Proceeds from equipment leases...............................            --            --           --      1,422,240
    Net proceeds from sale of redeemable convertible preferred
      stock......................................................     5,889,530            --           --     25,661,526
    Proceeds from sale of common stock, net......................    27,992,431        45,610       14,806     28,066,022
                                                                   ------------  ------------  -----------  ---------------
                Net cash provided by (used in) financing
                  activities.....................................    33,431,213      (381,642)    (162,860)    63,137,588
                                                                   ------------  ------------  -----------  ---------------
Net increase in cash and cash equivalents........................     3,715,408     3,220,272    3,384,267     13,168,496
Cash and cash equivalents, beginning of period...................     2,848,549     6,563,957    9,784,229             --
                                                                   ------------  ------------  -----------  ---------------
Cash and cash equivalents, end of period.........................  $  6,563,957  $  9,784,229  $13,168,496   $ 13,168,496
                                                                   ------------  ------------  -----------  ---------------
                                                                   ------------  ------------  -----------  ---------------
Supplemental disclosure of noncash transactions:
    Equipment acquired under capital leases......................  $         --  $         --  $        --   $ (2,210,170)
                                                                   ------------  ------------  -----------  ---------------
                                                                   ------------  ------------  -----------  ---------------
    Conversion of convertible notes payable to stockholders and accrued interest into redeemable convertible preferred
      stock......................................................  $  1,055,816  $         --  $        --   $  9,905,710
                                                                   ------------  ------------  -----------  ---------------
                                                                   ------------  ------------  -----------  ---------------
    Conversion of preferred stock into common stock..............  $ 36,202,290  $         --  $        --   $ 36,202,290
                                                                   ------------  ------------  -----------  ---------------
                                                                   ------------  ------------  -----------  ---------------
    Issuance of warrants.........................................  $         --  $         --  $        --   $    741,737
                                                                   ------------  ------------  -----------  ---------------
                                                                   ------------  ------------  -----------  ---------------
    Leasehold improvements acquired through issuance of
      redeemable convertible preferred stock.....................  $         --  $         --  $        --   $    619,584
                                                                   ------------  ------------  -----------  ---------------
                                                                   ------------  ------------  -----------  ---------------
Supplemental disclosure of cash flow information:
    Interest paid during the period..............................  $    118,900  $     53,542  $     6,975   $  1,394,346
                                                                   ------------  ------------  -----------  ---------------
                                                                   ------------  ------------  -----------  ---------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    BioTransplant Incorporated (the "Company") was incorporated on March 20, 1990. The Company is developing pharmaceuticals and systems based on its unique and proprietary enabling technologies, which are designed to re-educate the body's immune system to accept foreign tissue, allowing safer, more enduring organ transplantation and also creating potentially valuable new treatments for other diseases such as blood cell cancers. BioTransplant is initially focused on enhancing the safety and expanding access to organ transplants, and is advancing the development of a range of products with multiple indications, both alone and in partnership with leading pharmaceutical companies.

    The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including its dependence on key individuals and collaborative research partners, competition from substitute products and larger companies, no assurance that the Company will be able to develop and market commercially usable products or obtain regulatory approval for its products under development, and the need to obtain adequate additional financing necessary to adequately fund the development of its products.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to consolidated financial statements.

    (A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

    (B) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (C) CASH AND CASH EQUIVALENTS AND INVESTMENTS

    Cash and cash equivalents include short-term, highly liquid investments with original maturities of less than three months from the date of purchase. Short-term investments consist primarily of corporate notes and securities issued by the United States Treasury or other United States government agencies with maturities of less than one year from the date of purchase. Long-term investments consist primarily of corporate notes with maturities of more than one year. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates market value. At December 31, 1998 the weighted average maturity of all investments was two months.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company held the following cash equivalents and investments at December 31, 1997 and 1998:

                                                                     1997           1998
                                                                 -------------  -------------
Cash and cash equivalents:.....................................  $   9,784,229  $  13,168,496
                                                                 -------------  -------------
Short-term investments:
  United States Treasury and Agency Securities
    (average maturity of 2 months).............................  $   2,000,000  $          --
  Corporate Bonds (average maturity of 4 months and 2
    months)....................................................     16,862,948      6,842,963
  Commercial Paper (average maturity of 8 months)..............        999,669             --
                                                                 -------------  -------------
                                                                    19,862,617      6,842,963
                                                                 -------------  -------------
Long-term investments:
  Corporate Bonds (average maturity of 16 months)..............      1,015,202             --
                                                                 -------------  -------------
  Total cash and cash equivalents and investments..............  $  30,662,048  $  20,011,459
                                                                 -------------  -------------
                                                                 -------------  -------------

    There were no realized gains or losses in the years ended December 31, 1996, 1997 and 1998.

    (D) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation using the straight-line method by charges to operations in amounts estimated to allocate the cost of these assets over a five-year life. Amortization of equipment under capital lease and leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

    (E) REVENUE RECOGNITION

    Substantially all of the Company's license and research and development revenues are derived from three collaborative research arrangements (see Note
9). Annual research and development payments are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. License fees are recognized as revenue when all obligations as defined in the individual arrangements are fulfilled by the Company and there is no risk of refund. Deferred revenue represents amounts received in advance for research and development. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

    (F) NET LOSS PER COMMON SHARE

    In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", ("FAS 128"), effective December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of FAS 128 retroactively to all periods presented. Diluted weighted average shares is the same as basic weighted average shares since the inclusion of shares issuable pursuant to the exercise of stock options and warrants would have been antidilutive.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Calculations of basic and diluted net loss per common share are as follows:

                                                       1996           1997           1998
                                                   -------------  -------------  -------------
Net loss.........................................  $  (6,037,108) $  (3,153,254) $  (9,210,607)
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
Weighted average common shares outstanding--
  basic and diluted..............................      5,582,055      8,568,709      8,578,941
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
Basic and diluted net loss per common share......  $       (1.08) $        (.37) $       (1.07)
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
Antidilutive securities not included--
  Common stock options...........................        191,309        164,270         48,266
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
  Common stock warrants..........................        224,644        216,338        133,007
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

(3) CAPITAL LEASES

    The Company has capital lease commitments related to certain property and equipment. In conjunction with these leases, the Company has issued warrants to purchase common and preferred stock (see Note 8).

    The Company has future minimum payments under these capital lease agreements of $10,755. Equipment under capital leases collateralize these lease obligations.

(4) TERM NOTE

    In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (7.75% at December 31, 1998) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (5.07% at December 31, 1998) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. The Company did not borrow against this term note during the drawdown period, which expired during 1998, and is now in the process of extending the drawdown period and increasing its availability to $1.0 million under the same conditions of this term note. There were no borrowings outstanding under this term note at December 31, 1998.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31, 1997 and 1998:

                                                                        1997          1998
                                                                    ------------  ------------
Consulting and contract research..................................  $    723,254  $    947,331
Payroll and payroll related.......................................       392,930        52,284
Professional fees.................................................       374,070       484,078
Other.............................................................       691,962       628,965
                                                                    ------------  ------------
                                                                    $  2,182,216  $  2,112,658
                                                                    ------------  ------------
                                                                    ------------  ------------

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Upon the closing of the Company's initial public offering in 1996, all of the then outstanding shares of redeemable convertible preferred stock converted into 4,770,430 shares of common stock. In addition, the Company issued an additional 431,724 shares of common stock to Novartis Pharma AG ("Novartis") upon the Company's initial public offering as a result of antidilution rights.

(7) COMMON STOCK

    As of December 31, 1997 and 1998, the Company has reserved the following shares of common stock for issuance:

                                                                             1997        1998
                                                                          ----------  ----------
1991 Stock Option Plan..................................................     702,459     696,386
1994 Directors' Equity Plan.............................................      49,375      49,375
1997 Stock Option Plan..................................................     750,000     750,000
Outstanding warrants....................................................     377,135     367,191
                                                                          ----------  ----------
                                                                           1,878,969   1,862,952
                                                                          ----------  ----------
                                                                          ----------  ----------

(8) OPTIONS AND WARRANTS

    (A) COMMON STOCK PLANS

    In May 1997, the stockholders approved the 1997 Stock Incentive Plan (the "1997 Plan") which was intended to replace the Company's Amended 1991 Stock Incentive Plan (the "1991 Plan"), under which it may grant incentive stock options, nonqualified stock options and stock appreciation rights. The Company has reserved 750,000 shares of common stock for issuance under the 1997 Plan. These options generally vest ratably over a four- to five-year period.

    In May 1997, the stockholders approved an amendment to the Company's 1994 Directors' Equity Plan (the "Directors' Plan"). The amendment increased from 15,000 to 50,000 the number of shares of common stock reserved for issuance under the Directors' Plan. The Directors' Plan automatically grants an option to each eligible outside director of the Company for the purchase of 3,125 shares of common stock at the then fair market value upon such eligible outside directors' election to the Board of Directors. In addition, each eligible outside director concurrently receives an award to purchase 625 shares of restricted common stock at $.04 per share. Under the Director's Plan, common stock options and restricted common stock

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) OPTIONS AND WARRANTS (CONTINUED)
awards vest ratably over five-and four-year periods, respectively. At December 31, 1998, 938 restricted common shares were unvested.

    The following table summarizes the employee and director stock option activity under the plans discussed above:

                                                                   NUMBER    WEIGHTED AVERAGE
                                                                 OF OPTIONS   EXERCISE PRICE
                                                                 ----------  -----------------
Outstanding, December 31, 1995.................................     323,575      $    3.26
  Granted......................................................     396,648           6.39
  Exercised....................................................     (10,154)          2.82
  Canceled.....................................................     (41,767)          4.87
                                                                 ----------          -----
Outstanding, December 31, 1996.................................     668,302           5.02
  Granted......................................................     404,964           6.63
  Exercised....................................................     (15,238)          2.46
  Canceled.....................................................     (43,603)          6.36
                                                                 ----------          -----
Outstanding, December 31, 1997.................................   1,014,425      $    5.65
  Granted......................................................     493,290           2.79
  Exercised....................................................      (6,073)          2.43
  Canceled.....................................................    (129,188)          6.98
                                                                 ----------          -----
Outstanding, December 31, 1998.................................   1,372,454      $    4.51
                                                                 ----------          -----
                                                                 ----------          -----
Exercisable, December 31, 1996.................................     190,831      $    2.94
                                                                 ----------          -----
                                                                 ----------          -----
Exercisable, December 31, 1997.................................     311,338      $    4.06
                                                                 ----------          -----
                                                                 ----------          -----
Exercisable, December 31, 1998.................................     472,608      $    4.70
                                                                 ----------          -----
                                                                 ----------          -----

    The following tables summarize certain information about options outstanding at December 31, 1998:

   RANGE OF                      WEIGHTED AVERAGE           WEIGHTED
   EXERCISE       OPTIONS      REMAINING CONTRACTUAL         AVERAGE
    PRICES      OUTSTANDING        LIFE IN YEARS         EXERCISE PRICE
--------------  -----------  -------------------------  -----------------
$  0.04-- 3.13     519,418                8.21              $    2.34
   3.19-- 6.50     569,646                7.64                   5.34
   6.63--10.50     283,390                8.49                   6.81
--------------  -----------                ---                  -----
$  0.04--10.50   1,372,454                8.03              $    4.51
--------------  -----------                ---                  -----
--------------  -----------                ---                  -----

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) OPTIONS AND WARRANTS (CONTINUED)
    The following tables summarize certain information about options exercisable at December 31, 1998:

   RANGE OF                      WEIGHTED
   EXERCISE       OPTIONS         AVERAGE
    PRICES      EXERCISABLE   EXERCISE PRICE
--------------  -----------  -----------------
$  0.04-- 3.13     143,988       $    2.70
   3.19-- 6.50     251,866            5.19
   6.63--10.50      76,754            6.86
--------------  -----------          -----
$  0.04--10.50     472,608       $    4.70
--------------  -----------          -----
--------------  -----------          -----

    Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires the measurement of the fair value of stock options or warrants granted to employees be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under FAS 123. The Company has computed the pro forma disclosures required under FAS 123 for options granted in 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by FAS 123. The assumptions used for the years ended December 31, 1996, 1997 and 1998 are as follows: risk-free interest rates of 6.32%, 5.53% and 4.73%; expected common stock volatility factors of 65%, 68% and 85%; and a weighted-average expected life of the stock options of seven years. The Company does not currently pay any dividends, and it does not expect to pay cash dividends in the foreseeable future; therefore; dividend yields for 1996, 1997 and 1998 are assumed to be 0%. The weighted average fair value of options granted in 1996, 1997 and 1998 was $4.40, $4.61 and $2.18, respectively.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The total fair value of the options granted during the years ended December 31, 1996, 1997 and 1998 was computed as approximately $1,747,000, $1,867,000 and
$1,074,000, respectively. Of these amounts, approximately $235,000, $642,000 and $913,000 would be charged to operations for the years ended December 31, 1996, 1997 and 1998, respectively. The remaining amount would be amortized over the related vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years, as pro forma compensation expense may vary, based upon the number of options granted and the assumptions used in valuing these options.

    The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) OPTIONS AND WARRANTS (CONTINUED)
future deduction associated with the exercise of these stock options. The pro forma effect of FAS 123 for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                         1996           1997            1998
                                                                     -------------  -------------  --------------
Net loss.....................................  As reported.........  $  (6,037,108) $  (3,153,254) $   (9,210,607)
                                               Pro forma...........     (6,271,780)    (3,795,662)    (10,123,353)

Basic and diluted net loss
  per common share...........................  As reported.........  $       (1.08) $        (.37) $        (1.07)
                                               Pro forma...........          (1.12)          (.44)          (1.18)

    (B) WARRANTS

    In connection with certain financing and facility leasing transactions that occurred in 1993, 1994 and 1995, the Company issued warrants to purchase 369,944 shares of common stock at prices ranging from $.04 to $49.80. At December 31, 1998, 8,297 warrants were unvested. The following table summarizes certain information about warrants outstanding at December 31, 1998:

                                  WEIGHTED AVERAGE
   RANGE OF       WARRANTS      REMAINING CONTRACTUAL    WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING        LIFE IN YEARS         EXERCISE PRICE
---------------  -----------  -------------------------  -----------------
$   0.04-- 4.00     341,475                5.33              $    2.37
   10.80--49.80      18,525                0.74                  11.75
---------------  -----------                ---                 ------
$   0.04--49.80     360,000                5.09              $    2.85
---------------  -----------                ---                 ------
---------------  -----------                ---                 ------

(9) COLLABORATIVE RESEARCH AGREEMENTS

    (A) NOVARTIS

    In April 1993, as amended and restated in September 1995, the Company entered into a five-year collaboration agreement with Novartis to develop and commercialize xenotransplantation technology utilizing gene transduction. Pursuant to this agreement, all committed research funding of $20.0 million and all committed license fees of $10.0 million had been received as of December 31, 1997. In October 1997, the Company and Novartis expanded their relationship in xenotransplantation by entering into a collaboration and license agreement for the development and commercialization of xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under this agreement, Novartis has committed up to $36.0 million in research funding, license fees and milestone payments, assuming the agreement continues for its full term. As of December 31, 1998, $8.0 million of research funding and $3.0 million of license fees had been received. Pursuant to the terms of these agreements, Novartis is obligated to fund the development costs associated with certain xenotransplantation products developed by the Company, subject to reimbursement of a portion thereof by the Company, if the Company elects, under certain circumstances, to co-promote such products. The Company has the right to co-promote solely in North America and to receive an agreed upon share of profits, if any, derived from North American sales. The Company is entitled to receive royalties on the sale of xenotransplantation products by Novartis outside of North America and, to the extent that the Company elects not to co-promote in North America, on sales in North America, as well.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)
    As of December 31, 1998, the Company had deferred revenue of $3,375,000 pursuant to the Novartis agreements, which represents annual research and development payments received prior to the related expenses being incurred.

    In addition to these agreements, Novartis purchased $5.0 million of the Company's Series B convertible preferred stock in 1992, which converted into 532,125 shares of common stock upon the Company's initial public offering.

    (B) MEDIMMUNE, INC.

    In October 1995, the Company and MedImmune, Inc. ("MedImmune") formed a collaborative agreement for the development and commercialization of products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322, MEDI-500 and future generations of products derived from these two molecules (including MEDI-507, the humanized version of BTI-322). Pursuant to the collaboration, the Company granted MedImmune an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, other than the use of BTI-322 in kits or systems for xenotransplantation or allotransplantation. MedImmune paid the Company a $2.0 million license fee at the time of formation of the collaboration, and agreed to fund and assume responsibility for clinical testing and commercialization of any resulting products. As of December 31, 1998, MedImmune has provided $2.0 million in non-refundable research support and has agreed to make milestone payments that could total up to an additional $11.0 million, all of which is repayable from royalties on BTI-322/MEDI-507 or MEDI-500, as well as pay royalties on any sales of BTI-322/MEDI-507, MEDI-500 and future generations of products, if any. The Company has not received any milestone payments to date. MedImmune is entitled to a credit against royalty payments for certain milestone payments that it makes.

(10) INCOME TAXES

    The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $43,980,000. The Company also has available tax credit carryforwards of $2,000,000 at December 31, 1998 to reduce future federal income taxes, if any. The net operating loss carryforwards and tax credit carryforwards expire commencing in the year 2006, and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss carryforwards and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant stockholders.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) INCOME TAXES (CONTINUED)
    The components of the deferred tax asset as of December 31, 1997 and 1998 are approximately as follows:

                                                                     1997           1998
                                                                 -------------  -------------
Operating loss carryforwards...................................  $  14,145,000  $  17,592,000
Tax credit carryforwards.......................................      1,592,000      2,000,000
Start-up costs.................................................         50,000         50,000
Other temporary differences....................................      1,338,000      1,681,000
                                                                 -------------  -------------
                                                                    17,125,000     21,323,000
Less--Valuation allowance......................................     17,125,000     21,323,000
                                                                 -------------  -------------
                                                                 $          --  $          --
                                                                 -------------  -------------
                                                                 -------------  -------------

    Because of the history of operating losses, a valuation allowance has been provided for the entire deferred tax asset since it is uncertain if the Company will realize the benefit of the deferred tax asset.

(11) COMMITMENTS

    (A) RESEARCH AND LICENSE AGREEMENTS

    The Company has entered into several research and license agreements with a hospital whereby the Company obtained the rights to the hospital's research pertaining to the transplantation of organs and tissues and other related technologies. The Company also obtained an exclusive license to commercially develop, manufacture, use and distribute worldwide any products developed pursuant to the agreements, in exchange for research funding and royalties on any future sales. These agreements have initial terms of one to ten years; however, either party may terminate the agreements at various times, as defined, with written notice.

    The Company has entered into research and license agreements with four universities whereby the Company funded research and development. The Company also obtained exclusive worldwide licenses for certain patents, patent rights and research information and rights to develop, manufacture, use and sell any product developed pursuant to the licensed technology in exchange for royalties on any future sales, as defined.

    The Company has entered into a miniswine transfer and maintenance agreement with a breeding laboratory and was granted exclusive, worldwide rights to the miniswine. Pursuant to this agreement, the Company has agreed to pay specified maintenance costs, as defined in the agreement.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) COMMITMENTS (CONTINUED)
    Commitments as of December 31, 1998, pursuant to these research and license agreements are as follows:

                                                                                     TOTAL
                                                                                  ------------
Year Ending December 31,
1999............................................................................  $  5,932,000
2000............................................................................       775,000
2001............................................................................       150,000
2002............................................................................       150,000
2003............................................................................            --
                                                                                  ------------
                                                                                  $  7,007,000
                                                                                  ------------
                                                                                  ------------

    (B) OPERATING LEASE COMMITMENTS

    The Company leases its facility under an operating lease that expires in 2009. In addition, the Company is responsible for the real estate taxes and operating expenses related to this facility. Minimum annual rental payments, excluding taxes and operating costs, under this lease agreement are as follows:

1999...........................................................  $1,020,000
2000...........................................................   1,025,000
2001...........................................................   1,025,000
2002...........................................................   1,025,000
2003...........................................................   1,025,000
Thereafter.....................................................   6,150,000
                                                                 ----------
                                                                 $11,270,000
                                                                 ----------
                                                                 ----------

    Rental expense, which includes facility lease, ground lease and real estate tax costs, for the years ended December 31, 1996, 1997 and 1998 was approximately $1,197,000, $1,196,000 and $1,219,000, respectively.

(12) INVESTMENT IN STEM CELL SCIENCES PTY. LTD.

    In April 1994, the Company entered into a shareholders' agreement and a research and license agreement (the "Agreements") with Stem Cell Sciences Pty. Ltd. ("Stem Cell"). Under the Agreements, the Company paid $1,000,000 for 30% of the outstanding shares of Stem Cell, an exclusive license to certain technology and other intellectual property and support of certain research in the field of animal genetic engineering. The Company recorded the $1,000,000 payment as research and development expense during the year ended December 31, 1994.

    The Company recorded $924,000 and $676,000 as research and development expense during the years ended December 31, 1996 and 1997, respectively, to maintain its pro rata ownership in Stem Cell.

    In December 1997, the Company paid $700,000 in research support to maintain its pro rata ownership of Stem Cell for 1998, which was recorded as research and development expense on a straight-line basis over the year ended December 31, 1998. During 1998, the Company exercised its final option to maintain

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) INVESTMENT IN STEM CELL SCIENCES PTY. LTD. (CONTINUED) its pro rata ownership in Stem Cell for an additional commitment of $700,000 in research support which will be recorded as research and development expense on a straight-line basis over the year ending December 31, 1999. The Company paid $175,000 of this amount in December 1998 and will pay the remaining amount during 1999.

(13) EMPLOYMENT RETIREMENT/SAVINGS PLAN

    The Company maintains an employee retirement/savings plan (the "Plan") which permits participants to make tax deferred contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. All active employees, 21 years of age or older, who have completed a calendar quarter of service are eligible to participate in the Plan. The Company pays all administrative costs of the Plan and currently makes no matching contributions to the Plan.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

    (A) COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998 with no material impact on the Company's financial statements as there are no material differences between the Company's reported income and comprehensive income.

    (B) SEGMENT REPORTING

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company adopted this statement for the year ended December 31, 1998. In accordance with FAS 131, the Company believes that it operates in one operating segment.

    (C) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 is effective for years beginning after December 15, 1998. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.

    (D) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The statement is effective for the year ended December 31, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the Company's two most recent fiscal years, there have been no disagreements with the Company's independent accountants on accounting and financial disclosure matters.

PART III

ITEMS 10-13.

    The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", and "Certain Relationships and Related Transactions".

    Information regarding executive officers of the Company is also furnished in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

    (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                            ------------------------

    The following trademarks are mentioned in this Annual Report on Form 10-K:

    BioTransplant-TM-

    AlloMune-TM-

    BTI-322-TM- antibody

    XenoMune-TM-

    ImmunoCognance-TM-

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                BIOTRANSPLANT INCORPORATED

                                By:          /s/ ELLIOT LEBOWITZ, PH.D.
                                     -----------------------------------------
                                               Elliot Lebowitz, Ph.D.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                President, Chief Executive
/s/ ELLIOT LEBOWITZ, PH.D.        Officer and Director
------------------------------    (Principal Executive        March 30, 1999
Elliot Lebowitz, Ph.D.            Officer)

                                Vice President, Finance
/s/ RICHARD V. CAPASSO            and Treasurer (Principal
------------------------------    Financial and Accounting    March 30, 1999
Richard V. Capasso                Officer)

/s/ DONALD R. CONKLIN
------------------------------  Director                      March 30, 1999
Donald R. Conklin

/s/ WILLIAM W. CROUSE
------------------------------  Director                      March 30, 1999
William W. Crouse

/s/ JAMES C. FOSTER
------------------------------  Director                      March 30, 1999
James C. Foster

/s/ DANIEL O. HAUSER, PH. D.
------------------------------  Director                      March 30, 1999
Daniel O. Hauser, Ph. D.

/s/ MICHAEL S. PERRY, D.V.M.,
PH.D.
------------------------------  Director                      March 30, 1999
Michael S. Perry, D.V.M.,
Ph.D.

/s/ ROBERT A. VUKOVICH, PH.
D.
------------------------------  Director                      March 30, 1999
Robert A. Vukovich, Ph. D.

                                 EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.                                                DESCRIPTION
--------------  --------------------------------------------------------------------------------------------------
        **3.1   Restated Certificate of Incorporation.
        **3.2   By-laws, as amended to date.
         *4.1   Specimen certificate for shares of Common Stock.
       *+10.1   Research and License Agreement between the Company and The General Hospital Corporation, dated
                January 1, 1991 as amended by Agreements dated November 10, 1993, June 28, 1995, November 1, 1995,
                December 19, 1995, December 22, 1995 and January 31, 1996 (the "1991 MGH Agreement").
       *+10.2   Research and License Agreement between the Company and The General Hospital Corporation dated
                December 8, 1992.
       *+10.3   Research and License Agreement between the Company and The General Hospital Corporation dated
                August 1, 1994.
       *+10.4   Alliance Agreement between the Company and MedImmune, Inc., dated October 2, 1995.
       *+10.5   Research and Supply Agreement between the Company and Charles River Laboratories, Inc. dated March
                1, 1991, as supplemented by letter dated April 10, 1992.
       *+10.6   Amended and Restated Collaboration Agreement between the Company and Novartis Pharma, Inc. dated
                September 7, 1995.
       *+10.7   Shareholders' Agreement by and among the Company, Castella Research, Secure Sciences and Stem Cell
                Sciences Pty. Ltd. dated April 5, 1994, as amended.
       *+10.8   Research and License Agreement between the Company and Stem Cell Sciences Pty Ltd. dated April 5,
                1994 as amended.
        *10.9   Form of Common Stock Warrant issued to certain investors in 1993 and January 1994 and Schedule of
                Warrantholders.
        *10.10  Form of Common Stock Warrant issued to affiliates of BioLease, Inc. in June 1994 and Schedule of
                Warrantholders.
        *10.11  Common Stock Warrant issued to Aberlyn Holding Company dated June 16, 1993.
        *10.12  Common Stock Warrant issued to Aberlyn Capital Management dated June 16, 1993.
        *10.13  Common Stock Warrant issued to Aberlyn Capital Management Limited Partnership dated November 18,
                1994.
        *10.14  Common Stock Warrant issued to Aberlyn Capital Management Limited Partnership dated November 18,
                1994.
        *10.15  Form of Common Stock Warrant issued to certain investors in August 1994 and Schedule of
                Warrantholders.
        *10.16  Form of Common Stock Warrant issued to certain investors in October 1994 and Schedule of
                Warrantholders.
        *10.17  Form of Common Stock Warrant issued to certain investors in August 1995 and Schedule of
                Warrantholders.
        *10.18  Convertible Promissory Note and Warrant Purchase Agreement by and among the Company, HealthCare
                Ventures II, L.P. and Everest Trust dated December 20, 1991.
        *10.19  Preferred Stock Warrant Agreement between the Company and Comdisco, Inc., dated December 12, 1991, as clarified by a Letter Agreement dated May 15, 1992.
        *10.20  Convertible Promissory Note and Warrant Purchase Agreement by and among the Company and the parties signatory thereto dated October 31, 1994.
        *10.21  Third Amended and Restated Stockholders Agreement by and among the Company and the parties signatory thereto; as amended by a Consent, Waiver and Amendment dated January 23, 1996.

EXHIBIT NO.                                                DESCRIPTION
--------------  --------------------------------------------------------------------------------------------------
        *10.22  Form of Consent, Waiver and Amendment Agreement to Third Amended and Restated Stockholders'
                Agreement by and among the Company and the parties signatory thereto.
     (1)*10.23  Amended 1991 Stock Option Plan.
     (1)*10.24  1994 Directors' Equity Plan.
        *10.25  Consulting Agreement between the Company and Dr. David H. Sachs dated January 1, 1991 as amended by an Agreement dated January 1, 1998.
        *10.26  Master Lease Agreement between the Company and Aberlyn Capital Management Limited Partnership
                dated May 12, 1993.
        *10.27  Master Lease Agreement between the Company and Comdisco, Inc., dated December 12, 1991.
        *10.28  Lease between the Company and BioLease, Inc. dated March 17, 1994.
      **+10.29  Development and Supply Agreement between BioTransplant Incorporated and Activated Cell Therapy,
                dated August 22, 1996.
      **+10.30  Supply Agreement between BioTransplant Incorporated and Neose Technologies, Inc., dated September
                20, 1996.
     ***+10.31  Agreement to further vary Shareholder's Agreement between BioTransplant Incorporated and C.R.,
                S.S. and Stem Cell Sciences Pty., Ltd., dated December 20, 1996.
     ***+10.32  Agreement to further vary Shareholder's Agreement between BioTransplant Incorporated and C.R.,
                S.S. and Stem Cell Sciences Pty., Ltd., dated March 16, 1997, as amended.
    ****+10.33  Collaboration and License Agreement between the Company and Novartis Pharma AG, dated October 6,
                1997.
     ****10.34  Promissory Note and Security Agreement between the Company and Fleet National Bank, dated
                September 5, 1997.
   *****+10.35  Miniswine Transfer and Maintenance Agreement dated January 1, 1998 by and between Charles River
                Laboratories, Inc., Wilmington Partners, L.P. and the Company.
         23     Consent of Arthur Andersen LLP.
         27.1   Financial Data Schedule--Year Ended December 31, 1998.

------------------------

       (1)    Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.
         *    Incorporated herein by reference to the Company's Registration Statement on
              Form S-1, as amended (File No. 333-2144).
        **    Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1996.
       ***    Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
      ****    Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.
     *****    Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.
         +    Confidential treatment requested as to certain portions.