Form 10-Q
period 1999-03-31
BIOTRANSPLANT INC
filed 1999-05-17
CIK 880259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


FOR THE PERIOD ENDED   MARCH 31, 1999

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


          As of April 30, 1999, there were 8,583,338 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                                    Page No.
                                                                                                                    --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999..............................3

         Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 and 1999, and for the period from inception (March 20, 1990) to March 31, 1999.......................4

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1999, and for the period from inception (March 20, 1990) to March 31, 1999.................................5

         Notes to Condensed Consolidated Financial Statements..........................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS............................................................................8

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....................................................11



                                            PART II. OTHER INFORMATION

ITEM 1. - 6. .........................................................................................................12

                  SIGNATURES..........................................................................................13


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              March 31,
                                                                            December 31,       1999
                                                                               1998         (Unaudited)
                                                                           ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $ 13,168,496    $ 14,363,062
 Short-term investments                                                       6,842,963       2,160,181
 Accounts receivable                                                               --           113,525
 Prepaid expenses and other current assets                                    1,212,294         707,134
                                                                           ------------    ------------
  Total current assets                                                       21,223,753      17,343,902

Property and equipment - net                                                  1,458,025       1,506,707
Other assets                                                                      1,541           1,539
                                                                           ------------    ------------
TOTAL ASSETS                                                               $ 22,683,319    $ 18,852,148
                                                                           ------------    ------------
                                                                           ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current obligation under capital leases                                   $     10,042    $      7,161
 Accounts payable                                                               227,356          45,957
 Accrued expenses                                                             2,112,658       2,482,354
 Deferred revenue                                                             3,375,000       2,250,000
                                                                           ------------    ------------
  Total current liabilities                                                   5,725,056       4,785,472
                                                                           ------------    ------------

Stockholders' equity:
 Preferred stock, $.01 par value, authorized 2,000,000 shares; issued
  and outstanding - no shares                                                        --              --

 Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 8,581,463 shares at December 31, 1998 and 8,583,338 shares
  at March 31, 1999                                                              85,815          85,833
 Additional paid-in capital                                                  65,345,228      65,345,285
 Accumulated deficit                                                        (48,472,780)    (51,364,442)
                                                                           ------------    ------------
  Total stockholders' equity                                                 16,958,263      14,066,676
                                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 22,683,319    $ 18,852,148
                                                                           ------------    ------------
                                                                           ------------    ------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended          Cumulative
                                              March 31,                Since
                                         1998           1999         Inception
                                     -----------    ------------   -------------
    Revenues:
     License fees                    $        --    $        --    $ 15,000,000
     Research and development          2,375,000      1,238,500      28,302,000
     Interest income                     416,583        225,158       5,095,815
                                     -----------    ------------   -------------
      Total revenues                   2,791,583      1,463,658      48,397,815
                                     -----------    ------------   -------------

    Expenses:
     Research and development          3,685,581      3,807,809      81,069,085
     General and administrative          754,417        546,852      16,932,935
     Interest                              5,526            659       1,760,237
                                     -----------    ------------   -------------
      Total expenses                   4,445,524      4,355,320      99,762,257
                                     -----------    ------------   -------------

    Net loss                         $(1,653,941)   $(2,891,662)   $(51,364,442)
                                     -----------    ------------   -------------
                                     -----------    ------------   -------------

    Basic and diluted net loss
     per common share                $     (0.19)   $     (0.34)
                                     -----------    ------------
                                     -----------    ------------

    Weighted average common shares
     outstanding                       8,578,706      8,582,859
                                     -----------    ------------
                                     -----------    ------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended          Cumulative
                                                                             March 31,                 Since
                                                                         1998           1999         Inception
                                                                     ------------    -----------    -------------
Cash flows from operating activities:
 Net loss                                                            $(1,653,941)    $(2,891,662)   $(51,364,442)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                       131,405          93,976       3,578,256
     Noncash interest expense                                                 --              --         465,477
     Noncash expenses related to options and warrants                      8,297              --       1,185,244
     Changes in current assets and liabilities:
       Accounts receivable                                                    --        (113,525)       (113,525)
       Deposits and prepaid expenses                                     186,607         505,160        (707,134)
       Accounts payable                                                  339,202        (181,399)         45,957
       Accrued expenses                                                   82,325         369,696       2,482,354
       Deferred revenue                                               (2,375,000)     (1,125,000)      2,250,000
                                                                     ------------    -----------    -------------
     Net cash used in operating activities                            (3,281,105)     (3,342,754)    (42,177,813)
                                                                     ------------    -----------    -------------

Cash flows from investing activities:
 Purchases of property and equipment                                     (56,451)       (142,656)     (4,461,765)
 Disposal of property and equipment, net                                      --              --          28,040
 Purchases of investments                                             (1,023,775)       (404,136)    (66,541,876)
 Proceeds from investments                                            12,177,045       5,086,918      64,381,694
                                                                     ------------    -----------    -------------
     Net cash provided by (used in) investing activities              11,096,819       4,540,126      (6,593,907)
                                                                     ------------    -----------    -------------

Cash flows from financing activities:
 Proceeds from convertible notes payable to stockholders                      --              --       9,400,000
 Payments of obligations under capital leases                            (87,382)         (2,881)     (2,187,049)
 Proceeds from sale/leaseback of equipment                                    --              --         771,968
 Net proceeds from equipment leases                                           --              --       1,422,240
 Net proceeds from sale of redeemable convertible preferred stock             --              --      25,661,526
 Proceeds from sale of common stock                                       11,696              75      28,066,097
                                                                     ------------    -----------    -------------
     Net cash provided by (used in) financing activities                 (75,686)         (2,806)     63,134,782
                                                                     ------------    -----------    -------------

Net increase in cash and cash equivalents                              7,740,028       1,194,566      14,363,062

Cash and cash equivalents, beginning of period                         9,784,229      13,168,496              --
                                                                     ------------    -----------    -------------

Cash and cash equivalents, end of period                             $17,524,257     $14,363,062    $ 14,363,062
                                                                     ------------    -----------    -------------
                                                                     ------------    -----------    -------------

Supplemental disclosures and noncash transactions:
 Increase in equipment under capital leases                          $        --     $        --    $ (2,210,270)
                                                                     ------------    -----------    -------------
                                                                     ------------    -----------    -------------

 Conversion of convertible notes payable to stockholders and
    Accrued interest into redeemable convertible preferred stock     $        --     $        --    $  9,905,710
                                                                     ------------    -----------    -------------
                                                                     ------------    -----------    -------------

 Conversion of preferred stock into common stock                     $        --     $        --    $ 36,202,290
                                                                     ------------    -----------    -------------
                                                                     ------------    -----------    -------------

 Issuance of warrants                                                $        --     $        --    $    741,737
                                                                     ------------    -----------    -------------
                                                                     ------------    -----------    -------------

 Interest paid during the period                                     $     4,464     $       627    $  1,387,998
                                                                     ------------    -----------    -------------
                                                                     ------------    -----------    -------------



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

The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC.

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

The Company held the following investments at December 31, 1998 and March 31, 1999:


                                                              December 31,  March 31,
                                                                 1998         1999
                                                             ------------  -----------
    Cash and cash equivalents:                               $13,168,496   $14,363,062
                                                             ------------  -----------

    Short-term Investments:
     Corporate Bonds (average maturity of 2 and 1 months)    $ 6,842,963   $ 2,160,181
                                                             ------------  -----------

    Total cash and cash equivalents and investments          $20,011,459   $16,523,243
                                                             ------------  -----------
                                                             ------------  -----------


                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


3.  NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of stock issuable pursuant to options and warrants would be antidilutive. Antidilutive securities not included consist of 61,544 shares issuable pursuant to common stock options and 127,680 shares issuable pursuant to common stock warrants.

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

5.  TERM NOTE

In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (7.75% at March 31, 1999) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (5.00% at March 31, 1999) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. The Company did not borrow against this term note during the drawdown period, which expired during 1998, and is now in the process of extending the drawdown period and increasing its availability to $1.0 million under the same conditions of this term note. There were no borrowings outstanding under this term note at March 31, 1999.

6.  SEGMENT REPORTING

The Company has adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for reporting information about operating segments. In accordance with FAS 131, the Company believes that it operates in one operating segment.

7.  NEW ACCOUNTING STANDARDS

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

In 1993, and as amended and restated in September 1995, the Company and Novartis Pharma AG ("Novartis") entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding through March 1998 of $20.0 million, all of which had been received as of March 31, 1999, and agreed to pay license fees of $10.0 million, all of which had been received as of March 31, 1999. Novartis has also agreed to fund certain development and premarketing costs and products which may be developed as a result of the collaboration, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of any such products.

In October 1997, the Company and Novartis expanded their relationship by entering into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36 million assuming the agreement continues for its full term. As of March 31, 1999, research funding of $8.0 million and license fees of $3.0 million had been received. In addition to research funding, Novartis has also agreed to fund certain development and premarketing costs of products which may be developed pursuant to the collaboration, portions of which may be repayable under certain circumstances.

In October 1995, the Company and MedImmune Inc. ("MedImmune") entered into a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has provided $2.0 million of non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million. Any milestone payments which are received are repayable from royalties on such products.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues decreased to $1.5 million for the three months ended March 31, 1999 from $2.8 million for the three months ended March 31, 1998. The decrease in revenues was primarily due to $1.1 million in sponsored research funding from Novartis during the three months ended March 31, 1999, compared to $2.4 million in sponsored research funding from Novartis during the three months ended March 31, 1998. Additionally, interest income decreased to $225,000 for the three months ended March 31, 1999 from $417,000 for the three months ended March 31, 1998. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $3.8 million for the three months ended March 31, 1999 from $3.7 million for the three months ended March 31, 1998. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

General and administrative expenses decreased to $547,000 for the three months ended March 31, 1999 from $754,000 for the three months ended March 31, 1998. This decrease was primarily due to decreases in outside consulting services rendered in connection with business development activities and savings related to the Company's general corporate expenditures in the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

As a result of the above factors the Company generated a net loss for the three months ended March 31, 1999 of $2.9 million, or $0.34 per share, compared to a net loss of $1.7 million, or $0.19 per share for the three months ended March 31, 1998.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $64.2 million from sales of equity securities. The Company has also received $41.4 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the sales of equity securities, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $51.4 million and the investment of approximately $5.0 million in equipment and leasehold improvements through March 31, 1999. The Company is in the process of extending and increasing its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were no borrowings outstanding under this term note at March 31, 1999. The Company had no significant commitments as of March 31, 1999 for capital expenditures.

The Company had cash and cash equivalents and short-term investments of $16.5 million as of March 31, 1999.

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

At March 31, 1999, the Company had completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. Prior to June 30, 1999, the Company intends to test each significant program which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company expects to substantially complete Year 2000 testing and remediation on its financial and management operating systems by June 30, 1999.

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

The Company has also begun interviewing third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company expects to substantially complete this process and address any significant risks by September 30, 1999.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Section titled "Business - Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC, which
Section is incorporated herein by reference.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

                                  BioTransplant Incorporated
                                  (Registrant)

Date: May 14, 1999                /s/ Elliot Lebowitz
                                  ---------------------------------------------
                                  Elliot Lebowitz
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ Richard V. Capasso
                                  ---------------------------------------------
                                  Richard V. Capasso
                                  Vice President, Finance and Treasurer
                                  (Principal Financial and Accounting Officer)