Form 10-Q
period 1999-06-30
BIOTRANSPLANT INC
filed 1999-08-13
CIK 880259

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205491

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED JUNE 30, 1999

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

                                 Yes |X| No |_|

            As of July 31, 1999, there were 8,583,338 shares of the
                     Registrant's Common Stock outstanding.

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

         Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999...............................3

         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1999, and for the period from inception (March 20, 1990) to June 30, 1999........................4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1999, and for the period from inception (March 20, 1990) to June 30, 1999..................................5

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

ITEM 1. - 6. .........................................................................................................12

                  SIGNATURES..........................................................................................13

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                                     June 30,
                                                                                             December 31,              1999
                                                                                                 1998               (Unaudited)
                                                                                          -------------------    ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                               $    13,168,496           $ 12,029,015
     Short-term investments                                                                        6,842,963                650,070
     Accounts receivable                                                                                   -                227,025
     Prepaid expenses and other current assets                                                     1,212,294                691,533
                                                                                          -------------------    ------------------
         Total current assets                                                                     21,223,753             13,597,643

Property and equipment - net                                                                       1,458,025              1,540,604
Other assets                                                                                           1,541                  1,538
                                                                                          -------------------    ------------------

TOTAL ASSETS                                                                                   $  22,683,319           $ 15,139,785
                                                                                          ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current obligation under capital leases                                                 $        10,042           $      4,169
     Accounts payable                                                                                227,356                300,561
     Accrued expenses                                                                              2,112,658              2,611,110
     Deferred revenue                                                                              3,375,000              1,125,000
                                                                                          -------------------    ------------------
         Total current liabilities                                                                 5,725,056              4,040,840
                                                                                          -------------------    ------------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares; issued and
         outstanding - no shares                                                                           -                     -
     Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding
         8,581,463 shares at December 31, 1998 and 8,583,338 shares at June 30, 1999                  85,815                 85,833
     Additional paid-in capital                                                                   65,345,228             65,345,285
     Accumulated deficit                                                                         (48,472,780)           (54,332,173)
                                                                                          -------------------    ------------------
         Total stockholders' equity                                                               16,958,263             11,098,945
                                                                                          -------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $  22,683,319           $ 15,139,785
                                                                                          ===================    ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                     Three Months Ended                  Six Months Ended              Cumulative
                                          June 30,                            June 30,                   Since
                                   1998              1999              1998             1999           Inception
                               -------------    --------------    --------------    --------------   --------------
Revenues:
   License fees                $           -    $            -    $            -    $            -   $    15,000,000
   Research and development          875,000         1,238,500         3,250,000         2,477,000        29,540,500
   Interest income                   342,728           173,748           759,311           398,906         5,269,563
                               -------------    --------------    --------------    --------------   ---------------
        Total revenues             1,217,728         1,412,248         4,009,311         2,875,906        49,810,063
                               -------------    --------------    --------------    --------------   ---------------

Expenses:
   Research and development        3,578,174         3,812,423         7,263,756         7,620,232        84,881,508
   General and administrative        584,240           566,885         1,338,657         1,113,737        17,499,820
   Interest                            2,654               671             8,179             1,330         1,760,908
                               -------------    --------------    --------------    --------------   ---------------
        Total expenses             4,165,068         4,379,979         8,610,592         8,735,299       104,142,236
                               -------------    --------------    --------------    --------------   ---------------

Net loss                       $  (2,947,340)   $   (2,967,731)   $   (4,601,281)   $   (5,859,393)  $   (54,332,173)
                               =============    ==============    ==============    ==============   ===============

Basic and diluted net loss
   per common share            $       (0.34)   $        (0.35)   $        (0.54)   $        (0.68)
                               =============    ==============    ==============    ==============

Weighted average common
   shares Outstanding              8,578,706         8,583,338         8,578,743         8,583,101
                               =============    ==============    ==============    ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                              Six Months Ended           Cumulative
                                                                                  June 30,                  Since
                                                                            1998            1999          Inception
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                           $ (4,601,281)   $ (5,859,393)   $(54,332,173)
     Adjustments to reconcile net loss to net cash used in
        Operating activities:
         Depreciation and amortization                                       219,459         194,846       3,679,126
         Noncash interest expense                                                 --              --         465,477
         Noncash expenses related to options and warrants                     16,594              --       1,185,244
         Changes in current assets and liabilities:
              Accounts receivable                                                 --        (227,025)       (227,025)
              Deposits and prepaid expenses                                  249,805         520,761        (691,533)
              Accounts payable                                                19,995          73,205         300,561
              Accrued expenses                                              (304,184)        498,452       2,611,110
              Deferred revenue                                            (3,250,000)     (2,250,000)      1,125,000
                                                                        ------------    ------------    ------------
         Net cash provided by (used in) operating activities              (7,649,612)     (7,049,154)    (45,884,213)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                    (109,410)       (277,422)     (4,596,531)
     Disposal of property and equipment, net                                      --              --          28,040
     Purchases of investments                                             (6,356,467)       (404,136)    (66,541,876)
     Proceeds from investments                                            15,033,038       6,597,029      65,891,805
                                                                        ------------    ------------    ------------
         Net cash provided by (used in) investing activities               8,567,161       5,915,471      (5,218,562)
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                      --              --       9,400,000
     Payments of obligations under capital leases                           (172,221)         (5,873)     (2,190,041)
     Proceeds from sale/leaseback of equipment                                    --              --         771,968
     Net proceeds from equipment leases                                           --              --       1,422,240
     Net proceeds from sale of redeemable convertible preferred stock             --              --      25,661,526
     Proceeds from sale of common stock                                       11,696              75      28,066,097
                                                                        ------------    ------------    ------------
         Net cash provided by (used in) financing activities                (160,525)         (5,798)     63,131,790
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                         757,024      (1,139,481)     12,029,015

Cash and cash equivalents, beginning of period                             9,784,229      13,168,496              --
                                                                        ------------    ------------    ------------

Cash and cash equivalents, end of period                                $ 10,541,253    $ 12,029,015    $ 12,029,015
                                                                        ============    ============    ============

Supplemental disclosures and noncash transactions:
     Equipment acquired under capital leases                            $         --    $         --    $ (2,210,270)
                                                                        ============    ============    ============
     Conversion of convertible notes payable to stockholders and
         Accrued interest into redeemable convertible preferred stock   $         --    $         --    $  9,905,710
                                                                        ============    ============    ============
     Conversion of preferred stock into common stock                    $         --    $         --    $ 36,202,290
                                                                        ============    ============    ============
     Issuance of warrants                                               $         --    $         --    $    741,737
                                                                        ============    ============    ============
     Interest paid during the period                                    $      6,036    $      1,260    $  1,388,631
                                                                        ============    ============    ============

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

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals; competition from larger companies; difficulties inherent in obtaining regulatory approval for products under development; the development and marketing of commercial products; and the need to obtain adequate additional financing necessary to fund development of its products.

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

The Company held the following investments at December 31, 1998 and June 30,
1999:

                                                                        December 31,         June 30,
                                                                            1998               1999
                                                                       --------------     -------------
      Cash and cash equivalents:                                         $ 13,168,496      $ 12,029,015

      Short-term Investments:
        Corporate Bonds (average maturity of 2 and 1 months)                6,842,963           650,070
                                                                       --------------     -------------

      Total cash and cash equivalents and investments                    $ 20,011,459      $ 12,679,085
                                                                       ==============     =============

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

3. Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share since the inclusion of shares issuable pursuant to the exercise of stock options and warrants would be antidilutive. Antidilutive securities not included consist of 113,274 shares issuable pursuant to the exercise of common stock options and 128,113 shares issuable pursuant to exercise of common stock warrants.

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

5. Term Note

In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (7.75% at June 30, 1999) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (5.37% at June 30, 1999) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. The Company did not borrow against this term note during the drawdown period, which expired during 1998, and is now in the process of extending the drawdown period and increasing its availability to $1.0 million under the same conditions of this term note. There were no borrowings outstanding under this term note at June 30, 1999.

6. New Accounting Standards

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

In 1993, and as amended and restated in September 1995, the Company and Novartis Pharma AG ("Novartis") entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding through March 1998 of $20.0 million, all of which had been received as of June 30, 1999, and agreed to pay license fees of $10.0 million, all of which had been received as of June 30, 1999. Novartis has also agreed to fund certain development and premarketing costs and products which may be developed as a result of the collaboration, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of any such products.

In October 1997, the Company and Novartis expanded their relationship by entering into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36 million assuming the agreement continues for its full term and the Company achieves certain specified research objectives. As of June 30, 1999, research funding of $8.0 million and license fees of $3.0 million had been received. In addition to research funding, Novartis has also agreed to fund certain development and premarketing costs of products which may be developed pursuant to the collaboration, portions of which may be repayable under certain circumstances.

In October 1995, the Company and MedImmune Inc. ("MedImmune") entered into a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has provided $2.0 million of non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million assuming the Company achieves certain specified research objectives. Any milestone payments which are received are repayable from royalties on such products.

Results of Operations
Three months Ended June 30, 1999 and 1998

Revenues increased to $1.4 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998. The increase in revenues was primarily due to $1.1 million in sponsored research funding from Novartis during the three months ended June 30, 1999, compared to $875,000 in sponsored research funding from Novartis during the three months ended June 30, 1998. This increase was offset by a decrease in interest income to $174,000 for the three months ended June 30, 1999 from $343,000 for the three months ended June 30, 1998. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $3.8 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

General and administrative expenses decreased to $567,000 for the three months ended June 30, 1999 from $584,000 for the three months ended June 30, 1998. This decrease was primarily due to decreases in outside consulting services rendered in connection with business development activities during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

As a result of the above factors the Company generated a net loss for the three months ended June 30, 1999 of $3.0 million, or $0.35 per share, compared to a net loss of $3.0 million, or $0.34 per share for the three months ended June 30, 1998.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

Six months Ended June 30, 1999 and 1998

Revenues decreased to $2.9 million for the six months ended June 30, 1999 from $4.0 million for the six months ended June 30, 1998. The anticipated decrease in revenues was due to decreased research and development revenues which primarily consisted of funding from Novartis of $2.2 million for the six months ended June 30, 1999 compared to $3.3 million for the six months ended June 30, 1998. Interest income decreased to $399,000 for the six months ended June 30, 1999 from $759,000 for the six months ended June 30, 1998. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $7.6 million for the six months ended June 30, 1999 from $7.3 million for the six months ended June 30, 1998. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

General and administrative expenses decreased to $1.1 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. This decrease was primarily due to decreases in outside professional services rendered in connection with market research and business development during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Liquidity and Capital Resources

Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $64.2 million from sales of equity securities. The Company has also received $41.4 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.2 million in equipment lease financing. The proceeds of the sales of equity securities, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $54.3 million and the investment of approximately $5.2 million in equipment and leasehold improvements through June 30, 1999. The Company is in the process of extending and increasing its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were no borrowings outstanding under this term note at June 30, 1999. The Company had no significant commitments as of June 30, 1999 for capital expenditures.

The Company had cash and cash equivalents and short-term investments of $12.7 million as of June 30, 1999.

The Company anticipates that its existing funds should be sufficient to fund its operating and capital requirements as currently planned through 2000. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships and the costs of manufacturing.

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

The Company has substantially completed an inventory of its financial and management operating systems and has made a determination of which such systems were or were not Year 2000 compliant. The company has tested each significant program which is believed to be Year 2000 compliant and has remedied all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues have been corrected through the development of new programs, which enhance or provide new functionality to these financial and management operating systems

The Company has completed an inventory and assessment of its exposure to embedded chips in its facilities and in the equipment used in such facilities. The Company has also completed an assessment of the capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips. As of June 30, 1999, the Company has substantially completed remediation efforts of its exposure to embedded chips in its facilities or equipment.

The Company estimates that the total historical and estimated additional cost to remediate its financial and management operating systems and embedded chips in its facilities or equipment should not exceed $25,000, including potential capital costs for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality.

The Company has also been interviewing third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company expects to substantially complete this process and address any significant risks by September 30, 1999.

If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips that are not Year 2000 compliant and if any third parties, vendors or suppliers cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment. The Company believes that its reasonably likely worst case Year 2000 scenario would occur if a material third party vendor would, as a result of its own Year 2000 noncompliance, fail to successfully remediate Year 2000 problems in equipment which is material to the Company's business and operations. Any such failure could have a material adverse effect on the Company's business. As discussed above, the Company is in the process of establishing a contingency plan in the event of any such noncompliance.

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

ITEM 1.  LEGAL PROCEEDINGS
         Response:  None

ITEM 2.  CHANGES IN SECURITIES
         Response:  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Response:  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on Monday, May 24, 1999. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

1. To elect the following persons to serve as Directors of the Company for the ensuing year.

                                                         Number of Votes
                                                      For           Abstaining
                                                   ---------        ----------
         Elliot Lebowitz, Ph.D.                    6,875,422           3,750
         Donald R. Conklin                         6,875,422           3,750
         William W. Crouse                         6,875,422           3,750
         James C. Foster, J.D.                     6,875,422           3,750
         Daniel O. Hauser, Ph.D.                   6,875,422           3,750
         Michael S. Perry, D.V.M., Ph.D.           6,875,422           3,750
         Robert A. Vukovich, Ph.D.                 6,875,422           3,750

2. To approve the amendment to the 1994 Director's Equity Plan.

                                         Number of Votes
                           For                Against         Abstaining       Unvoted
                           ---                -------         ----------       -------
                        4,626,694             540,815            5,639         1,706,294

3. To approve the amendment to the 1997 Stock Incentive Plan.

                                         Number of Votes
                           For                Against         Abstaining       Unvoted
                           ---                -------         ----------       -------
                        4,644,684             510,325            17,869        1,706,294

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

4. To ratify the selection of Arthur Andersen LLP as the Company's independent accountants for 1999.

                                        Number of Votes
                           For               Against          Abstaining       Unvoted
                           ---               -------          ----------       -------
                        6,878,703             150                319            0

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

                           BioTransplant Incorporated
                           (Registrant)

Date: August 12, 1999      /s/ Elliot Lebowitz

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