Form 10-Q
period 1999-09-30
BIOTRANSPLANT INC
filed 1999-11-15
CIK 880259

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

FOR THE PERIOD ENDED     SEPTEMBER 30, 1999

                                       OR

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of October 29, 1999, there were 8,586,078 shares of the Registrant's Common
                               Stock outstanding.

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

      Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999.............3

      Condensed Consolidated Statements of Operations for the three and nine months ended
            September 30, 1998 and 1999, and for the period from inception (March 20, 1990)
            to September 30, 1999......................................................................4

      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
            1998 and 1999, and for the period from inception (March 20, 1990) to September 30, 1999....5

      Notes to Condensed Consolidated Financial Statements.............................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..................................................................8

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....................................11

                           PART II. OTHER INFORMATION

ITEM 1 - 6. ..........................................................................................12

            SIGNATURES................................................................................13

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,
                                                           December 31,      1999
                                                               1998       (Unaudited)
                                                           ------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                               $ 13,168,496   $ 18,887,553
   Short-term investments                                     6,842,963             --
   Prepaid expenses and other current assets                  1,212,294        452,573
                                                           ------------   ------------
      Total current assets                                   21,223,753     19,340,126

Property and equipment - net                                  1,458,025      1,459,885
Other assets                                                      1,541          1,539
                                                           ------------   ------------

TOTAL ASSETS                                               $ 22,683,319   $ 20,801,550
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current obligation under capital lease                  $     10,042   $      1,062
   Current portion of long-term debt                                 --        175,000
   Accounts payable                                             227,356        165,057
   Accrued expenses                                           2,112,658      2,828,262
   Deferred revenue                                           3,375,000      6,601,856
                                                           ------------   ------------
      Total current liabilities                               5,725,056      9,771,237
                                                           ------------   ------------
Long-term debt                                                       --        525,000
                                                           ------------   ------------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000
      shares; issued and outstanding - no shares                     --             --
   Common stock, $.01 par value, authorized 25,000,000
      shares; issued and outstanding 8,581,463 shares at
      December 31, 1998 and 8,586,078 shares at September
      30, 1999                                                   85,815         85,861
   Additional paid-in capital                                65,345,228     65,353,157
   Accumulated deficit                                      (48,472,780)   (54,933,705)
                                                           ------------   ------------
      Total stockholders' equity                             16,958,263     10,505,313
                                                           ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 22,683,319   $ 20,801,550
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            Three Months Ended             Nine months Ended           Cumulative
                               September 30,                 September 30,               Since
                           1998           1999           1998             1999         Inception
                      -------------   -------------   -------------   -------------   -------------
Revenues:
  License fees and
     milestone
     payments         $          --   $   2,500,000   $          --   $   2,500,000   $  17,500,000
  Research and
     development            875,000       1,234,619       4,125,000       3,711,619      30,775,119
  Interest income           285,450         160,789       1,044,761         559,695       5,430,352
                      -------------   -------------   -------------   -------------   -------------
      Total revenues      1,160,450       3,895,408       5,169,761       6,771,314      53,705,471
                      -------------   -------------   -------------   -------------   -------------

Expenses:
  Research and
     development          3,749,110       3,812,515      11,012,865      11,432,747      88,694,023
  General and
     administrative         563,795         683,940       1,902,452       1,797,677      18,183,760
  Interest                      948             485           9,128           1,815       1,761,393
                      -------------   -------------   -------------   -------------   -------------
      Total expenses      4,313,853       4,496,940      12,924,445      13,232,239     108,639,176
                      -------------   -------------   -------------   -------------   -------------

Net loss              $  (3,153,403)  $    (601,532)  $  (7,754,684)  $  (6,460,925)  $ (54,933,705)
                      =============   =============   =============   =============   =============


Basic and diluted
  net loss per
  common share        $       (0.37)  $       (0.07)  $       (0.90)  $       (0.75)
                      =============   =============   =============   =============

Weighted average
  common shares
  outstanding             8,578,858       8,583,844       8,578,770       8,583,351
                      =============   =============   =============   =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months Ended          Cumulative
                                                          September 30,               Since
                                                      1998            1999         Inception
                                                  --------------  -------------  --------------
Cash flows from operating activities:
   Net loss                                         $ (7,754,684)  $ (6,460,925)  $(53,933,705)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                      272,986        292,584      3,776,864
      Noncash interest expense                                --             --        465,477
      Noncash expenses related to options and
         warrants                                         24,890             --      1,185,244
      Changes in current assets and liabilities:
         Deposits and prepaid expenses                   499,263        759,721       (452,573)
         Accounts payable                               (132,789)       (62,299)       165,057
         Accrued expenses                               (195,306)       715,604      2,828,262
         Deferred revenue                             (4,125,000)     3,226,856      5,601,856
                                                    ------------   ------------   ------------
      Net cash used in operating activities          (11,410,640)    (1,528,459)   (40,363,518)
                                                    ------------   ------------   ------------

Cash flows from investing activities:
   Purchases of property and equipment                  (261,584)      (294,442)    (4,613,551)
   Disposal of property and equipment, net                    --             --         28,040
   Purchases of investments                           (8,118,416)      (404,136)   (66,541,876)
   Proceeds from investments                          19,059,883      7,247,099     66,541,875
                                                    ------------   ------------   ------------
      Net cash provided by (used in) investing
         activities                                   10,679,883      6,548,521     (4,585,512)
                                                    ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from convertible notes payable to
      stockholders                                            --             --      9,400,000
   Payments of obligations under capital leases         (174,893)        (8,980)    (2,193,148)
   Proceeds from sale/leaseback of equipment                  --             --        771,968
   Net proceeds from equipment leases                         --             --      1,422,240
   Net proceeds from long-term debt                           --        700,000        700,000
   Net proceeds from sale of redeemable
      convertible preferred stock                             --             --     25,661,526
   Proceeds from sale of common stock                     11,696          7,975     28,073,997
                                                    ------------   ------------   ------------
      Net cash provided by (used in) financing
         activities                                     (163,197)       698,995     63,836,583
                                                    ------------   ------------   ------------

Net increase (decrease) in cash and cash
   equivalents                                          (893,954)     5,719,057     18,887,553

Cash and cash equivalents, beginning of period         9,784,229     13,168,496             --
                                                    ------------   ------------   ------------

Cash and cash equivalents, end of period            $  8,890,275   $ 18,887,553   $ 18,887,553
                                                    ============   ============   ============

Supplemental disclosures and noncash transactions:
   Equipment acquired under capital leases          $         --   $         --   $ (2,210,270)
                                                    ============   ============   ============
   Conversion of convertible notes payable to
      stockholders and accrued interest into
      redeemable convertible preferred stock        $         --   $         --   $  9,905,710
                                                    ============   ============   ============
   Conversion of preferred stock into common
      stock                                         $         --   $         --   $ 36,202,290
                                                    ============   ============   ============
   Issuance of warrants                             $         --   $         --   $    741,737
                                                    ============   ============   ============
   Interest paid during the period                  $      6,557   $      1,745   $  1,389,116
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

The Company held the following investments at December 31, 1998 and September 30, 1999:


                                                     December 31,   September 30,
                                                         1998           1999
                                                    -------------  -------------
    Cash and cash equivalents:                        $13,168,496    $18,887,553

    Short-term Investments:
      Corporate Bonds (average maturity of 2
        months)                                         6,842,963             --
                                                      -----------    -----------

    Total cash and cash equivalents and
      investments                                     $20,011,459    $18,887,553
                                                      ===========    ===========

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

3. Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share since the inclusion of shares issuable pursuant to the exercise of stock options and warrants would be antidilutive. Antidilutive securities not included consist of 230,226 shares issuable pursuant to the exercise of common stock options and 136,247 shares issuable pursuant to exercise of common stock warrants.

4. Revenue Recognition

Substantially all of the Company's license and research and development revenues are derived from two collaborative research arrangements. Annual research and development payments are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. Milestone payment revenue represents payments for technology as certain research objectives are achieved. License fees and milestone payments are recognized as revenue when all obligations as defined in the individual arrangements are fulfilled by the Company and there is no risk of refund. Deferred revenue represents amounts received in advance of revenue recognition for research and development. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

5. Term Note

In September 1997, and as amended and restated in August 1999, the Company entered into a term note with a bank for certain equipment and fixtures. Under the revised terms of the note, the Company may borrow up to $1,000,000 during a specified drawdown period which expires on December 31, 1999, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. Borrowings under this term note bear annual floating interest at the bank's Prime Rate (8.25% at September 30, 1999) or the Company may elect to convert to the three-month London Interbank Offered Rate ("LIBOR") (6.08% at September 30, 1999) plus 2.25%. Additionally, the Company may elect to convert to a fixed rate offered by the bank on December 31, 1999 for the duration of the repayment period. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. The Company is required to maintain certain covenants, including certain financial ratios or unencumbered cash balances of not less than $8.0 million. At September 30, 1999, $700,000 was outstanding under this term note and the Company was in compliance with all covenants.

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

In 1993, and as amended and restated in September 1995, the Company and Novartis Pharma AG ("Novartis") entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding through March 1998 of $20.0 million, all of which had been received as of September 30, 1999, and agreed to pay license fees of $10.0 million, all of which had been received as of September 30, 1999. Novartis has also agreed to fund certain development and premarketing costs and products which may be developed as a result of the collaboration, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of any such products.

In October 1997, the Company and Novartis expanded their relationship by entering into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million assuming the agreement continues for its full term. As of September 30, 1999, research funding of $8.0 million, milestone payments of $2.5 million, and license fees of $3.0 million had been received. In addition to research funding, Novartis has also agreed to fund certain development and premarketing costs of products which may be developed pursuant to the collaboration, portions of which may be repayable under certain circumstances.

In October 1995, the Company and MedImmune Inc. ("MedImmune") entered into a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid the Company a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of BTI-322 and other related products. MedImmune has provided $2.0 million of non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million assuming certain research objectives are achieved and the agreement continues for its full term. Any milestone payments which are received are repayable from royalties on such products.

Results of Operations
Three months Ended September 30, 1999 and 1998

Revenues increased to $3.9 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. The increase in revenues was primarily due to a $2.5 million milestone payment from Novartis recognized during the three months ended September 30, 1999. This increase was offset by a decrease in interest income to $161,000 for the three months ended September 30, 1999 from $285,000 for the three months ended September 30, 1998. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $3.8 million for the three months ended September 30, 1999 from $3.7 million for the three months ended September 30, 1998. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

General and administrative expenses increased to $684,000 for the three months ended September 30, 1999 from $564,000 for the three months ended September 30, 1998. This increase was primarily due to increases in outside consulting services rendered in connection with business development activities during the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

Primarily as a result of the above factors the Company incurred a net loss for the three months ended September 30, 1999 of $602,000, or $0.07 per share, compared to a net loss of $3.0 million, or $0.37 per share for the three months ended September 30, 1998.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

Nine months Ended September 30, 1999 and 1998

Revenues increased to $6.8 million for the nine months ended September 30, 1999 from $5.2 million for the nine months ended September 30, 1998. The increase in revenues was primarily due to $2.5 million milestone payment from Novartis recognized during the three months ended September 30, 1999. Interest income decreased to $560,000 for the nine months ended September 30, 1999 from $1.0 million for the nine months ended September 30, 1998. The decrease was due primarily to lower cash balances available for investment.

Research and development expenses increased to $11.4 million for the nine months ended September 30, 1999 from $11.0 million for the nine months ended September 30, 1998. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

General and administrative expenses decreased to $1.8 million for the nine months ended September 30, 1999 from $1.9 million for the nine months ended September 30, 1998. This decrease was primarily due to decreases in outside professional services rendered in connection with market research and business development during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Liquidity and Capital Resources

Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $64.2 million from sales of equity securities. The Company has also received $50.8 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune, $2.2 million in equipment lease financing and $700,000 from a term note with a bank. The proceeds of the sales of equity securities, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $54.9 million and the investment of approximately $5.2 million in equipment and leasehold improvements through September 30, 1999. The Company had no significant commitments as of September 30, 1999 for capital expenditures.

The Company had cash and cash equivalents and short-term investments of $18.9 million as of September 30, 1999.

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

The Company has substantially completed an inventory of its financial and management operating systems and has made a determination of which such systems were or were not Year 2000 compliant. The company has tested each significant program which is believed to be Year 2000 compliant and has remedied all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues have been corrected through the development of new programs, which enhance or provide new functionality to these financial and management operating systems

The Company has completed an inventory and assessment of its exposure to embedded chips in its facilities and in the equipment used in such facilities. The Company has also completed an assessment of the capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips. As of September 30, 1999, the Company has substantially completed remediation efforts of its exposure to embedded chips in its facilities or equipment.

The Company estimates that the cost to remediate its financial and management operating systems and embedded chips in its facilities or equipment should not exceed $25,000, including potential capital costs for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality.

The Company has also been interviewing third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company has substantially completed this process and has addressed any significant risks as of September 30, 1999.

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

The Company is in the early development stage and has been engaged, to date, primarily in organizational and research and development activities. The Company has not yet completed the development of, or conducted significant human testing with respect to, any product. In particular, the Company's AlloMune(TM) and XenoMune(TM) Systems are based upon approaches which are novel and, to the Company's knowledge, have never been achieved in humans, including by the Company. There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Response:  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Response:  None

ITEM 5.  OTHER INFORMATION
         Response:  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
   10.1 Letter Agreement, Security Agreement and Promissory Note between the Company and Fleet National Bank, dated August 10, 1999.
   27   Financial Data Schedule.

b) Reports on Form 8-K
   None.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  BioTransplant Incorporated
                  (Registrant)


Date: November 12, 1999 /s/ Elliot Lebowitz

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