Form 10-K
period 1999-12-31
BIOTRANSPLANT INC
filed 2000-03-29
CIK 880259

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______________ TO ______________

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

Securities registered pursuant to Section 12(g) of the Act:COMMON STOCK, $.01
                                                           PAR VALUE

                                            (Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $121,640,000 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 15, 2000.

    Number of shares of the registrant's class of Common Stock outstanding as of March 15, 2000: 11,643,345.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement for the 2000 Annual Meeting of Stockholders--Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    BioTransplant Incorporated is developing pharmaceutical products and systems to enable the body's immune system to better tolerate the transplantation of foreign cells, tissues and organs. The Company believes that this technology, which it refers to as its ImmunoCognance-TM- technology, will have the following benefits when compared to the technology which is currently used in conjunction with transplantation of cells, tissues and organs:

    - reduce or eliminate the need for lifelong immunosuppressive therapy, which refers to the long-term administration of potentially debilitating drugs to a patient after a transplantation procedure in an effort to reduce the likelihood that the patient's body will reject the transplanted cells, tissue or organ,

    - minimize infections and health complications which may result from the transplantation of foreign cells, tissues and organs,

    - improve the treatment of certain cancers,

    - reduce the cost of treating end-stage organ disease, and

    - increase the supply of organs or cells available for transplantation procedures.

    The Company's lead product, MEDI-507, which is being developed in collaboration with MedImmune, Inc., is currently in Phase I/II clinical trials for the treatment of graft-versus-host disease, or GvHD, a frequent and often fatal clinical syndrome which is caused when donor cells in a bone marrow transplant attack the tissues of the transplant recipient. MedImmune has completed a Phase I/ II clinical trial of MEDI-507 to treat patients with severe, steroid-resistant GvHD. Additionally, MedImmune has completed enrollment for a Phase I/II steroid-naive GvHD trial and continues to enroll patients in a Phase I/II pediatric GvHD trial. MedImmune has also initiated Phase I trials of MEDI-507 to treat psoriasis as a proof-of-concept for its use in autoimmune diseases. In 2000, MedImmune plans to begin Phase I/II psoriasis trials using MEDI-507.

    The Company's AlloMune-TM- Systems are being designed to re-educate a patient's immune system so that it does not reject transplanted cells, tissues and organs. The Company is currently evaluating AlloMune Systems for blood cell cancers and human organ transplants. BioTransplant's AlloMune Cancer System is initially under development to treat certain blood cancers by utilizing the Company's core technology to re-educate patients' immune systems to more aggressively attack cancerous cells. BioTransplant has initiated a Phase I/II AlloMune System multi-center clinical trial in refractory lymphoma patients. BioTransplant is also continuing to develop its AlloMune Transplant System to address the medical issues relating to life-long immunosuppressive therapy. During 1999, BioTransplant received FDA approval of its Investigational New Drug application protocol, followed by approval from hospital Institutional Review Boards to initiate a Phase I/II proof-of-concept trial.

    The Company is designing its XenoMune-TM- System to increase the available supply of organs for transplantation through the development of methods to enable the transplantation of organs from miniature swine into humans. The XenoMune System is being developed by the Company in collaboration with Novartis Pharma AG.

    In addition to its corporate collaborations with MedImmune and Novartis, the Company has corporate collaborations with a number of scientific collaborative partners, including Massachusetts General Hospital. BioTransplant holds United States and foreign patents covering many of its fundamental technologies.

MARKET OVERVIEW

    ORGAN TRANSPLANTATION

    During the last two decades organ transplantation has become an established therapy for end-stage organ disease. This is due in part to the significant progress that has been made since the introduction of cyclosporine by Novartis in 1983. In 1999, over 30,000 organ transplants were performed in patients suffering from end-stage kidney, liver, heart and lung disease in the United States and Western Europe. The Company estimates that over $5.0 billion is spent annually in the United States on organ transplantation. However, the success of these procedures is frequently limited by the rejection of the transplanted organ by the recipient's immune system. To prevent rejection of the transplanted organ, recipients must maintain a lifelong regimen of immunosuppressive therapy. Over half of the costs of organ transplantation, on a patient by patient basis, are attributable to care subsequent to the transplant, including lifelong immunosuppressive therapy, hospitalizations due to complications resulting from the chronic use of immunosuppressive drugs, infections and transplant rejections. Other treatments for end-stage organ disease, such as kidney dialysis, are even more expensive and many non-kidney transplant patients die while waiting for organs. Accordingly, the Company expects that improvements in transplantation technology that reduce the wait for suitable organs and minimize infections and other complications, including retransplantation and the toxicities of chronic immunosuppressive drugs, will lower the overall cost of treating end-stage organ disease.

    There is a critical shortage of organs worldwide and waiting lists have been established for potential organ transplant recipients. Over 60,000 patients in the United States suffering from end-stage organ disease were on waiting lists for a lifesaving organ transplant in 1999, based on data provided by the United Network for Organ Sharing. This number has more than tripled since 1988, and the number of deaths of people on the waiting list has increased proportionately. If an adequate supply of transplant organs were available and the complications of transplantation minimized, the Company estimates that an additional 100,000 critically ill patients annually could benefit from organ transplantation as a replacement for disease-damaged organs and as an alternative to artificial devices.

    Efforts to ease this organ shortage through public campaigns and advertisements to enlarge the pool of potential organ donors have been only moderately successful due to several factors. Increased automotive safety has adversely affected the donation rate. In addition, the quality of organs available for transplant has been declining, which the Company believes may impact organ graft half-lives and increase the number of organs needed for retransplantation. Moreover, the potential for allotransplantation to spread infectious disease has also limited the potential donor pool. Allotransplantation refers to the transplantation of organs between different individuals of the same species. While the number of cadaveric donors has increased in the last ten years, the demand for organs has increased more rapidly. Advances have been made in obtaining multiple organs from a single donor and in organ preservation techniques, but a severe shortage of organs still exists and the backlog of patients awaiting transplantation continues to grow. The shortage of donor organs restricts the number of transplant procedures performed and forces many patients to undergo costly and less effective alternatives to transplantation for as long as possible. This delay renders transplant candidates much sicker than they would have been if the organ transplant had been possible sooner.

    BONE MARROW TRANSPLANTATION

    Bone marrow transplantation has evolved from a treatment of last resort to the preferred therapy for some cancers and blood disorders. In bone marrow transplantation, bone marrow from a healthy donor is transplanted into an unhealthy recipient in order to promote the growth and development of healthy, non-cancerous blood cells. It is the treatment of choice for leukemia and lymphoma, and for selected solid tumors in adults and children. It is also used in conjunction with radioimmunotherapy for patients with certain advanced cancers that have not responded to conventional treatment. The annual number of blood and marrow transplants worldwide exceeds 30,000 for autologous transplants, which refers to the transplantation of the recipient's own bone marrow which was harvested prior to therapy. In addition, the annual number of blood and marrow transplants worldwide approaches 16,000 for allogeneic transplants, which involve the transplantation of bone marrow from another human donor. The Company believes that the numbers of autologous and allogeneic bone marow transplants are likely to increase in future years. Due to the lack of a centralized reporting agency, these data include only about 40% of all allogeneic transplants worldwide and about half of the autotransplants in North America. A bone marrow transplant increases the likelihood of a cure or can at least prolong the period of disease-free survival for many patients with cancer. Survival rates are now, in some cases, better than 90 percent. New procedures and better drugs have made the bone marrow transplant process safer, shorter, less debilitating and thus an option for more of the population worldwide.

    Allogeneic bone marrow transplantation results in high cure rates due to its inherent antitumor properties that result in low relapse rates. However, the morbidity related to graft-verses-host disease, or GvHD, and its associated complications remains a concern. The therapies for GvHD are similar to the therapies for solid organ rejection. However, a significant number of GvHD patients that do not respond to steroids will also fail to respond to any other currently available antilymphocytic agents and will die as result of the GvHD. The Company believes that methods to control GvHD in allotransplantation will increase the use of this form of treatment.

    Myeloablative conditioning regimens for autologous transplantation and allotransplantation, which destroy the recipient's own bone marrow, limit the number of patients able to benefit from these treatments. Recent advances in non-myeloablative preparative courses will increase the types of conditions that can be treated as well as patients' ability to tolerate the protocol.

PRODUCTS UNDER DEVELOPMENT

    BioTransplant is developing a portfolio of products designed to treat a range of medical conditions for which current therapies are inadequate. These conditions include organ and tissue transplantation, cancer and autoimmune disease. BioTransplant's products under development are intended to induce long-term functional transplantation tolerance in humans, increase the therapeutic benefit of bone marrow transplants, and reduce or eliminate the need for lifelong immunosuppressive therapy.

    MEDI-507

    MEDI-507 is a novel and proprietary monoclonal antibody derived from BTI-322. BTI-322, the rodent precursor of MEDI-507 (originally known as LO-CD2a), was discovered in the Experimental Immunology Unit of the Catholic University of Louvain, Belgium, by Drs. Herve Bazin and Dominique Latinne. The Company obtained exclusive rights to develop and commercialize this antibody in early 1993. The Company has entered into a collaboration with MedImmune to develop MEDI-507 as a stand-alone product. MEDI-507 is also being developed independently by the Company as an important component in the Company's AlloMune and XenoMune Systems.

    A monoclonal antibody is a single antibody which reacts with a specific molecule, called an antigen, to trigger a response from the immune system. By selectively inhibiting T cells in an antigen-specific manner, the Company believes that BTI-322/MEDI-507 leaves the remainder of the immune system competent to respond to pathogens subsequent to BTI-322/MEDI-507 administration. The Company believes that MEDI-507 may offer unique advantages when administered at the time of transplantation, as an agent for the prevention of acute organ rejection and in inhibiting GvHD following bone marrow transplantation.

    MEDI-507 binds to CD2, an important therapeutic target on the surface of T cells. The Company believes that MEDI-507 interferes with signaling through CD2, thereby preventing T cell activation. Other therapies used for the treatment of acute rejection only inhibit T cell activation around the time of the treatment period. However, based on laboratory experiments, the Company expects that MEDI-507 will have a lasting effect even after administration and will continue to selectively suppress T cell responsiveness to the donor antigens. The Company believes that, if the mechanism of action can be substantiated, MEDI-507 may be effective against T cell mediated diseases such as psoriasis, inflammatory bowel disease, Crohn's disease and rheumatoid arthritis.

    The Company believes that early clinical results and research data suggest BTI-322/MEDI-507 has the potential to be a safe and effective agent for the prevention and treatment of GvHD and allograft and xenograft transplant rejection. An allograft transplant refers to a transplantation within the same species, such as primate to primate or human to human. A xenograft transplant refers to transplantation between different species, such as primate to miniature swine or primate to human.

    Prior to the Catholic University of Louvain's grant to the Company of an exclusive license to BTI-322 in 1993, four patients were treated for either acute kidney rejection or GvHD under a compassionate use protocol approved by the Catholic University of Louvain hospital ethical committee. Between 1994 and 1998, over 100 patients were treated at several hospitals with BTI-322 for treatment of renal allograft rejection and steroid resistant GvHD and the prevention of renal and liver allograft rejection.

    MedImmune began clinical testing of MEDI-507 in 1997 with a Phase I, open-label, dose-escalating safety trial for prevention of renal allograft rejection. Thirteen patients were given an initial dose of MEDI-507 within six hours after kidney transplant surgery and a second dose 60-72 hours later. Results indicated that MEDI-507 was generally well tolerated and no anti-MEDI-507 antibodies were detected following administration.

    During 1999, MedImmune concluded the acute study period for a multicenter Phase I/II trial of MEDI-507 for the treatment of severe steroid-resistant GvHD, which is classified as Grade II or above. The results were presented in 1999 at the Annual Meeting of the International Society for Experimental Hematology. Seven patients with Grade II and 10 patients with Grade III to IV GvHD were enrolled in the study. Patients received a short regimen of four doses of 0.12 mg/kg intravenous MEDI-507 given every third day and then either placebo or additional doses of 0.12 mg/kg intravenous MEDI-507 weekly for four weeks. Patients were followed for 100 days. Of the 17 patients in the trial, 12 improved their grade of GvHD and 10 achieved grade 0, indicating no symptoms of GvHD, at some point during follow up. Treatment with MEDI-507 was generally well tolerated and no patients developed antibodies to the antibody.

    In 1999, MedImmune initiated two additional Phase I/II clinical trials to evaluate MEDI-507. In the first study, adult steroid-naive stem cell transplant or bone marrow transplant recipients received MEDI-507 or placebo combined with methylprednisolone, a corticosteroid which is the current standard initial therapy for acute GvHD. In the second study, MEDI-507 is being assessed in an open-label trial for its ability to treat GvHD in pediatric stem cell transplant or bone marrow transplant patients. Currently there are no agents approved for the treatment of GvHD in children. Up to 20 pediatric patients (age 2 to 17) are expected to be recruited from at least ten centers for this Phase I/II study. MedImmune also initiated Phase I clinical trials evaluating MEDI-507 for the treatment of psoriasis as a proof-of-concept for its use in autoimmune disease. In 2000, MedImmune plans to begin Phase I/II psoriasis trials using MEDI-507.

    In 1998, MedImmune received orphan drug designation from the Office of Orphan Products Development of the FDA for MEDI-507 for the treatment of GvHD. The Orphan Drug Act was established to encourage development of drugs for rare diseases and conditions affecting a small patient population, generally less than 200,000 people. Orphan designation of a product can potentially provide a company with seven years of market exclusivity if the company is the first to receive FDA product marketing approval for the orphan drug in the designated indication. Additionally, this designation provides a company with tax credits of 50 percent for clinical research expenses and the opportunity for clinical research grants.

    THE ALLOMUNE SYSTEM

    The AlloMune System is a proprietary system which incorporates multiple components. It is being designed to reduce or eliminate the need for lifelong immunosuppressive therapy in human-to-human organ transplantation by inducing functional tolerance to the transplanted organ through the creation of mixed bone marrow chimerism between the donor and the recipient and by allowing a milder procedure for therapeutic bone marrow transplantation.

    Chimeric bone marrow contains the cells of both the donor and the recipient. The creation of the mixed bone marrow chimeric state will cause the recipient's newly differentiated T cells to become specifically tolerant to the donor antigens and regard them as self. The advantage of the induction of donor functional tolerance is that the recipient will retain its ability to respond to the antigens of foreign pathogens without responding to the donor antigens on the organ transplant and will allow donor lymphocytes to be used for cancer immunotherapy with less chance of severe GvHD. This tolerance will reduce or eliminate the need for lifelong immunosuppressive therapy. The Company has exclusive rights to patents and patent applications directed towards producing mixed bone marrow chimerism.

    Prior to transplantation of the donor bone marrow, the recipient is given injections of an anti-T cell antibody in order to block the recipient's immune response to the new foreign antigens from the donor and to deplete the recipient's mature T cells. Concurrent with the administration of the anti-T cell antibody, the recipient receives doses of radiation or, in the case of cancer patients, chemotherapy, to make space in the recipient's bone marrow and allow the transplanted bone marrow to "seed" the newly created space. In some cases, a splenectomy may be performed at the time of transplantation. Bone marrow or mobilized stem cells from the donor is then injected into the recipient. The organ is then transplanted and a short course of cyclosporine, which is expected to last approximately one month, is administered.

    The Company is continuing to evaluate modifications to the conditioning regimen in rodent and large animal models. Recent evidence from the Company's miniature swine models has demonstrated the ability to eliminate the irradiation needed to establish a state of mixed bone marrow chimerism, and has induced functional tolerance to mismatched organ transplants.

    ALLOMUNE CANCER SYSTEM. The Company's AlloMune Cancer System is under development to treat certain blood cancers by utilizing the Company's core technology to re-educate patients' immune systems to more aggressively attack their cancerous cells. In December 1999, BioTransplant's collaborators from the Massachusetts General Hospital presented additional data at the Annual Meeting of the American Society of Hematology on continuing studies of a novel approach to treating blood cell cancers, including lymphomas and leukemias, that are unresponsive to standard therapies. This new approach re-programs the immune system, using a combination of chemotherapy and the approach used in BioTransplant's AlloMune System, to make bone marrow transplant recipients more successful in eliminating cancerous blood cells. Following the bone marrow transplant, recipients may receive an infusion of donor white blood cells to eliminate the remaining cancerous cells.

    In studies presented by Drs. Megan Sykes and Thomas Spitzer of Massachusetts General Hospital, or MGH, 21 patients with refractory hematologic malignancies, including lymphoma and leukemia, received a prototype AlloMune-TM--System-based bone marrow transplant therapy, being transplanted with HLA-identical donors. Of these patients, 18 developed a stable chimeric immune system containing both donor and recipient elements. In addition, a shift towards the production of more donor cells was induced in some of the 10 transplant recipients who received a subsequent infusion of donor-derived white blood cells. Fourteen of twenty (70%) evaluable patients have shown a complete (8/20) or partial (6/20) response to treatment, despite having advanced cancers that did not respond to other therapies. Three of four patients who received multiple infusions of donor-derived white blood cells developed GvHD.

    In addition, the Company has launched a companion Phase I/II multi-center clinical trial in refractory lymphoma patients. This clinical trial contains an improved conditioning regimen using MEDI-507. Enrollment in this study, expected to accrue up to 40 patients, has begun and is expected to be completed within 12 months.

    ALLOMUNE TRANSPLANT SYSTEM. The Company is developing the AlloMune Transplant System to address the medical issues relating to life-long immunosuppressive therapy. Currently, transplant recipients face a life-long treatment regimen of immunosuppressive therapy to protect the transplanted organ from their own immune systems. As a result of this immunosuppressive therapy, patients are vulnerable to further medical complications and other diseases. During 1999, the Company received clearance of an Initial New Drug application with the FDA to begin Phase I clinical trials of the AlloMune System in living-donor kidney transplantation. Recent evidence from the Company's preclinical animal studies have led the Company to make changes to the protocol for the Phase I clinical trials. The Company intends to discuss these protocol changes with the FDA and to amend the Initial New Drug Application in order to initiate a proof-of-concept trial. The Company's academic collaborators have initiated a hospital Internal Review Board approved Phase I/II proof-of-principle evaluation of the AlloMune System in humans. The initial patient treated under the IND was treated for myeloma, a blood cell cancer, and end-stage renal disease, using the AlloMune approach. The patient is currently over seventeen months post-transplant. The patient is now over fifteen months post-removal of immunosuppressive drugs and has normal kidney function and controlled myeloma protein production. The clinical report for this initial patient was published in the journal TRANSPLANTATION (August 27, 1999).

    In 1999, MGH received two issued U.S. patents, which are exclusively licensed to BioTransplant, that cover fundamental claims in methods for establishing mixed bone marrow chimerism for use in allograft and xenograft transplants.

    THE XENOMUNE SYSTEM

    Xenotransplantation is being designed to address the issue of limited human organ availability. With the XenoMune System, BioTransplant intends to build upon the Company's proprietary knowledge and technology being developed with the AlloMune System to achieve transplantation of organs from animals into humans, using organs derived from miniature swine. Many of the components of the proposed AlloMune System are also part of the proposed XenoMune System. However, there are additional unique components in the XenoMune System.

    The proposed XenoMune System is expected to include miniature swine kidneys, hearts, lungs and other organs for transplantation. Pursuant to a Miniature Swine Transfer and Maintenance Agreement with Charles River Laboratories, the Company has obtained exclusive rights to miniature swine which are being specifically developed by Charles River Laboratories for use in xenotransplantation. These miniature swine are an appropriate donor choice for xenotransplantation because of their size, physiology, inbreeding at swine histocompatibility genes, long-term documented medical history and breeding capacity. However, although the Company intends to use these miniature swine as a potential donor of xenogeneic organs because of these advantages, recent scientific publications by others have demonstrated, under laboratory conditions, that certain porcine viruses, called porcine endogenous retroviruses, or PERV, have the potential to infect human cells. The Company has an active program addressing the characterization of the PERV from our herd of miniature swine relative to its infectivity of human cells and has presented preliminary evidence suggesting that its miniature swine may have an advantage for clinical use in that its blood cells do not appear to produce PERV in a form that is capable of infecting human cells.

    Untreated swine-to-primate organ transplants normally result in hyperacute organ rejection within hours of the transplant. One of the significant challenges in xenotransplantation is overcoming hyperacute rejection, which is mediated by pre-existing antibodies in the recipient, called natural antibodies, which react with the donor tissue. To avoid the hyperacute rejection of a miniature swine organ, BioTransplant is using a proprietary absorption technique, licensed from a third party, to absorb natural antibodies from the recipient's blood prior to the transplant. BioTransplant is also examining the effect on hyperacute rejection of transgenic porcine cells provided by its collaborator Novartis which contain human complement inhibitory proteins.

    To prevent acute rejection of the transplanted miniature swine organ, which typically occurs over a period of days or weeks, the Company is working to achieve mixed bone marrow chimerism between cross-species donors and recipients. As alternative methods of inducing specific tolerance, the Company is also actively pursuing gene transduction and thymic transplantation approaches.

    The Company has achieved mixed bone marrow chimerism and long-term xenograft tolerance between rat and mouse. The Company has also demonstrated chimerism and long-term acceptance of miniature swine skin grafts on immunocompetent rodents. In addition, the Company has established mixed bone marrow chimerism in the miniature swine-to-primate model. The Company has developed a proprietary method to promote the engraftment of swine bone marrow in primates. The use of this technique in a protocol similar to the AlloMune System has produced xeno-chimerism in primates and has resulted in a diminished miniature swine-specific T cell response from the chimeric primates. Lack of priming and diversification of the humoral response was also demonstrated. These results represent progress towards the generation of functional tolerance to miniature swine antigens.

    The Company's collaborators at MGH have published the first successful demonstration in a pig-to-mouse model of tolerance to permanently re-educate the immune system to accept transplanted tissue from a different species in the absence of chronic immunosuppressive drugs. Collaborators have demonstrated that transplantation of tissue derived from donor thymus tissue can induce tolerance in an allogeneic large animal model and in xenogeneic combinations in small animal studies. This patented technology is currently being tested in porcine to primate experiments with encouraging results. This technology may have direct application to tolerance for porcine organ transplantation and for treatment of the immune defects that result from HIV infections in AIDS patients.

COLLABORATIONS AND AGREEMENTS

    As part of its strategy, the Company has established alliances with pharmaceutical and other biotechnology companies, academic institutions and scientists and government laboratories. Currently, its principal strategic alliances are the following:

    DR. DAVID H. SACHS/THE MASSACHUSETTS GENERAL HOSPITAL

    In January 1991, the Company entered into a ten-year agreement with MGH under which BioTransplant funds a portion of the research of Dr. Sachs and other MGH personnel, including Drs. Megan Sykes, A. Benedict Cosimi, Christian LeGuern and Jay Fishman, in the area of transplantation of organs and tissues and, in particular, xenograft transplantation involving primates, mice and miniature swine. In exchange for such research funding, MGH has granted the Company exclusive worldwide royalty-bearing rights to technology and inventions developed in the course of the Company funded research, subject to a royalty to be paid to MGH and subject to the usual retention rights of the United States Government. BioTransplant also has a right of first refusal in connection with any additional research proposals in the field of tissue and organ transplantation to be submitted by Dr. Sachs and his colleagues (who are funded by BioTransplant) to other commercial sponsors.

    NOVARTIS PHARMA

    In April 1993, the Company entered into a five-year collaboration agreement with Novartis, the world's leading supplier of transplantation therapeutics, which was amended and restated in September 1995, to develop and commercialize xenotransplantation products utilizing gene transduction (the "Novartis Gene Transduction Agreement"). Pursuant to the Novartis Gene Transduction Agreement, the Company received research funding of $20.0 million and license fees of $10.0 million in connection with the research by the Company of certain xenotransplantation products.

    In October 1997, the Company entered into a collaboration and license agreement with Novartis to develop and commercialize transplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology (the "Novartis Bone Marrow Agreement"). The research program under the Novartis Bone Marrow Agreement is for a period of three years. Pursuant to the Novartis Bone Marrow Agreement, the Company may receive research funding, license fees and milestone payments of up to $36 million, assuming the agreement continues for its full term. As of December 31, 1999, research funding of $13.5 million, license fees of $4.0 million and milestone payments of $2.5 million had been received. The Novartis Bone Marrow Agreement was amended in October 1998 to include support for certain costs of developing and maintaining the miniature swine. In 1999, revenues from the Novartis Bone Marrow Agreement accounted for 92% of the Company's total revenues.

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

    MEDIMMUNE

    In October 1995, the Company and MedImmune formed a collaborative agreement for the development and commercialization of products to treat and prevent organ transplant rejection. The collaboration is based upon the development of products derived from BTI-322, MEDI-507 and future generations of products derived from these molecules. Pursuant to the collaboration, the Company granted MedImmune an exclusive worldwide license to develop and commercialize BTI-322 and MEDI-507 and any products based on BTI-322 or MEDI-507, other than the use of BTI-322 or MEDI-507 in kits or systems for xenotransplantation or allotransplantation (such as the Company's AlloMune and XenoMune Systems). MedImmune paid BioTransplant a $2.0 million license fee at the time of formation of the collaboration, and agreed to fund and assume responsibility for clinical testing and commercialization of any resulting products. As of December 31, 1999, MedImmune has provided $2.0 million in non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million, all of which is repayable from royalties on BTI-322 or MEDI-507, as well as to pay royalties on any sales of BTI-322 or MEDI-507 and future generations of products, if any. Royalties will depend, in part, upon the efforts of MedImmune to perform clinical testing, obtain regulatory approvals and market and sell BTI-322 and MEDI-507. The amount and timing of the resources devoted to these activities by MedImmune will be controlled by MedImmune.

    CHARLES RIVER LABORATORIES

    In March 1991, BioTransplant entered into an exclusive research and supply agreement with Charles River Laboratories, a wholly-owned subsidiary of Bausch & Lomb, Inc., which assigned its rights in the agreement to an affiliate, Wilmington Partners L.P., in 1993. CRL is a leading company in providing genetically-defined and "pathogen-free" animals to the biomedical community. Pursuant to the agreement, CRL is the exclusive supplier of miniature swine and/or miniature swine organs to be delivered by the Company as part of the XenoMune System. Prior to 1998, CRL assumed all of the costs of maintaining, expanding and improving the miniature swine herd, including extensive research and development costs associated with achieving "specific pathogen-free" status for the herd in support of the delivery of transplantable organs. Pursuant to an amendment to the Agreement entered into by the parties in 1998, the Company will assume the costs of maintaining the miniature swine herd and, upon commencement of commercial sales of miniature swine organs, the Company and CRL will seek to enter into a definitive supply agreement for the ongoing supply of miniature swine. The agreement, as amended, is for a term of five years and may be renewed for an additional five-year period by mutual agreement of the parties. The Novartis Bone Marrow agreement was also amended in 1998 to provide for Novartis to share certain of these miniature swine maintenance costs with the Company.

    STEM CELL SCIENCES

    The Company has entered into a strategic alliance with Stem Cell Sciences Pty Ltd. ("Stem Cell Sciences") for the purpose of developing genetically engineered miniature swine. BioTransplant has been granted worldwide, exclusive rights, subject to the payment of a royalty, to technology, products and processes for the derivation and manipulation of porcine embryonic stem cells and nuclear transfer technology developed during the research term and useful in xenotransplantation in humans. In addition, Stem Cell Sciences will be creating relevant transgenic miniature swine for the Company. BioTransplant has made equity investments in Stem Cell Sciences, which represent 30% of the outstanding shares of that company. Substantially all of the consideration received by Stem Cell Sciences from the Company's equity investment has been used to fund the research and development of nuclear transfer technology and, in particular, the development of technology, products and processes useful for xenotransplantation in humans. BioTransplant made additional investments in Stem Cell Sciences in 1996, 1997 and 1998 to maintain its 30% ownership position and to support additional research through December 31, 1999.

    In 1998, the Novartis Bone Marrow Agreement was amended to include support for certain research by Stem Cell Sciences into the development of transgenic miniature swine which incorporate technology owned by Novartis.

    OTHER ARRANGEMENTS

    CATHOLIC UNIVERSITY OF LOUVAIN (BELGIUM). BioTransplant is funding research by Drs. Herve Bazin and Dominique Latinne at the Experimental Immunology Unit of the Catholic University of Louvain, Belgium, for the development of monoclonal antibodies. The Company has exclusive worldwide royalty-bearing commercialization rights to discoveries, including BTI-322, made in laboratories under the Company's sponsorship, subject to a royalty.

    ALBERTA RESEARCH COUNCIL (CANADA). BioTransplant has been granted a worldwide royalty-bearing, license from the Alberta Research Council for specified patents and patent applications covering technology potentially useful for removal of natural antibodies against xenografts. The license is exclusive, except for one patent application directed to the removal of natural antibodies against xenografts which is co-owned by one of the inventors and was assigned to a competitor. The Alberta Research Council has also granted to BioTransplant a non-exclusive, worldwide royalty-bearing, license to use any of its information, data, formulas or processing information which pertain to the manufacture, development or use of any products resulting from the licensed patents in the field of xenotransplantation.

MANUFACTURING AND SUPPLY

    The Company currently has no manufacturing facilities or staff for clinical or commercial production of any products or systems under development. The Company plans to rely initially on third parties to manufacture certain of its product candidates for research, preclinical testing, clinical trials and commercialization, if any, with a long-term objective to develop internal manufacturing capability where appropriate. There is no assurance that the Company will be able to develop or contract for manufacturing capabilities of any of its products or systems on acceptable terms.

    Materials for preclinical studies and ongoing clinical trials with the rodent BTI-322 were manufactured by a contractor in Europe. Supplies of MEDI-507 required for preclinical studies, clinical trials and commercial products are being manufactured by MedImmune using its own manufacturing facilities. The Company has the option to continue to use MedImmune as a supplier or to use an alternative manufacturer or supplier.

    The manufacture of the Company's AlloMune and XenoMune Systems may require the production of cytokines, monoclonal antibodies and gene transfer vectors. The Company has the capacity to produce these materials in sufficient quantity and of sufficient quality to support preclinical studies. However, materials of the quality suitable for clinical trials will have to be produced by third party manufacturers. In addition, the Company has entered into an agreement with Dendreon Corporation to provide a system for handling, transferring and purifying donor bone marrow. CRL has agreed to supply miniature swine and miniature swine organs exclusively for BioTransplant in connection with xenotransplantation.

SALES AND MARKETING

    MedImmune has exclusive worldwide marketing rights to BTI-322, MEDI-507 and future generations of these products, if any, other than the use of BTI-322 and MEDI-507 for kits or systems for xenotransplantation and allotransplantation.

    BioTransplant currently holds all marketing rights to the AlloMune System, although the Company may seek a corporate partner to support the development and commercialization of the AlloMune System. In the United States, the Company currently intends to market the AlloMune System for solid organ transplantation and related products and systems to the approximately 275 organ transplant centers, which the Company believes will allow significant market coverage with relatively few sales personnel. To implement this marketing strategy, the Company intends to hire a limited number of sales and marketing personnel. In foreign markets, the Company expects to use local pharmaceutical companies to market its products and systems due to the complexities of foreign regulations and medical practices.

    Pursuant to the collaboration agreement between BioTransplant and Novartis, Novartis has been granted exclusive worldwide rights to market xenotransplantation products based on gene transduction or mixed bone marrow chimerism, subject to the Company's right to co-promote in North America under specified conditions. To the extent the Company develops a xenotransplantation product that does not utilize technology which has already been licensed, the Company may seek to collaborate with a third party or may seek to market such product on its own.

    Due to the early stage of the Company's development efforts, the Company has no marketing or sales personnel. There can be no assurance that the Company will be able to successfully develop an effective marketing and sales organization or enter into acceptable collaborative agreements with third parties for the marketing of those products for which the Company has retained marketing rights.

RESEARCH AND DEVELOPMENT

    The Company's total research and development expenses were $14.0 million, $14.7 million and $15.7 million for 1997, 1998 and 1999, respectively. Collaborative research and development revenues totaled $12.1 million, $6.7 million and $9.0 million in 1997, 1998 and 1999, respectively.

PATENTS AND PROPRIETARY RIGHTS

    As of March 15, 2000, there were 33 patents issued and 43 patent applications pending in the United States Patent and Trademark Office which are owned by or licensed to BioTransplant. The Company's issued patents have terms expiring between 2005 and 2017. The Company has also filed corresponding patent applications in selected foreign countries for certain of these U.S. patent applications. BioTransplant believes that its proprietary rights in its technology are important to its ability to develop and commercialize products.

    The Company's strategy is to pursue aggressively a strong patent portfolio. There can be no assurance that patent applications owned by or licensed to the Company will issue or that, if issued, will provide the Company with significant protection against competitors. BioTransplant may need to acquire licenses under patents belonging to others for technology potentially useful or necessary to it, and the cost and availability of such licenses are currently unknown. Moreover, patents issued to or licensed by the Company may be challenged, invalidated, infringed upon or designed around by others and others may hold patent rights that prevent the Company from commercializing the patented invention.

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

COMPETITION

    The products being developed by the Company compete with existing and new products being created by pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the Company's competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of products and obtaining FDA and other regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. In addition, colleges, universities, government agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

    In particular, there are several commercially available anti-rejection drugs that will compete with BTI-322/MEDI-507 products, including OKT3 (marketed by Ortho Biotech, Inc., a subsidiary of Johnson & Johnson), ATGAM (marketed by Pharmacia Upjohn), ThymoGlobulin-Registered Trademark- (marketed by SangStat Medical Corporation), Zenapax-Registered Trademark- (marketed by Roche Laboratories) and Simulect-Registered Trademark- (marketed by Novartis). To the extent that these therapeutics address the problems associated with transplantation on which the Company has focused, they may represent significant competition.

    In addition, the Company is aware of other biotechnology companies attempting xenotransplants, including Imutran Ltd., a wholly-owned subsidiary of Novartis, Nextran Inc., a wholly owned subsidiary of Baxter HealthCare and Alexion Pharmaceuticals, Inc. Some of the Company's competitors are using organs derived from genetically modified transgenic donors which are designed to eliminate hyperacute rejection in humans. Despite the Company's progress in creating tolerance for transplantation, there can be no assurance that others will not be successful in inducing tolerance. In addition, the development of superior immunosuppressant therapeutics, mechanical organ systems and other improvements in therapies for end stage organ disease could adversely affect the size of the Company's available markets. The Company is aware that Chimeric Therapies, Inc. plans to develop mixed bone marrow chimerism to include tolerance for allogeneic solid organ and bone marrow transplants. These approaches may be competitive.

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

    The manufacture of xenograft products for human transplantation can be expected to present novel questions concerning both the safety and effectiveness of the products and compliance with and further development of standards for good manufacturing practices of such products. The Public Health Service (PHS) published draft guidance in 1996 on infectious disease issues related to xenotransplantation and in 1999 on the infectious disease implication of blood donation from recipients of xenotransplants. In January 1998, PHS held a public meeting on emerging policy issues, but final guidance and/or regulations do not yet exist. The Company cannot predict the content of future policy or regulations relating to such products, or the effect such policy or regulation may have on its ability to research, develop, manufacture, and market its products.

    Development of a therapeutic product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in accordance with good laboratory practices to establish the potential safety and effectiveness of the experimental product in a given disease. If a product is found to be reasonably safe and potentially effective in preclinical trials, the next step in the process is human clinical trials. An Investigative New Drug application, or IND, containing, among other things, the preclinical data, chemistry, manufacturing, and control information, and an investigative plan, must be submitted to the FDA and allowed to become effective by the agency before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials. In addition, the FDA may place a clinical trial on hold or terminate it if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk.

    Clinical trials typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety and pharmacokinetics of the experimental product in humans, and if possible, to gain early indications of effectiveness. Phase I studies may also evaluate various routes, dosages and schedules of product administration. If acceptable product safety is demonstrated, Phase II studies are initiated. In Phase II, clinical trials are conducted in groups of patients afflicted with a specific disease or condition for which the product is intended for use in order to further test safety, begin evaluating effectiveness, optimize dosage amounts, and determine dose schedules and routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies are commenced. Phase III studies are usually randomized, double blind studies testing for product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. These studies also may compare the safety and effectiveness of the product with currently available products. It is not possible to estimate the time in which Phase I, II, and III studies will be completed with respect to a given product, if at all, and the time period may last as long as several years.

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

    The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases, those where fewer than 200,000 persons in the United States at the time of application for orphan drug designation would be likely to receive the treatment. A product that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its indication is entitled to a seven-year exclusive marketing period in the United States for that indication. BioTransplant intends to pursue this designation with respect to any of its products intended for patient populations in the United States of less than 200,000. MEDI-507 has received Orphan Drug designation, both as a stand-alone product, and as a component of the Company's AlloMune System, however, there can be no assurance that such status will be attained for other such products. In addition, Orphan drug exclusivity can be terminated for a number of reasons, including that the manufacturer cannot provide an adequate supply of the drug.

    In the European Union, although there are some minor orphan drug provisions in some countries, there is, as yet, no equivalent overall process to that followed in the United States. The results of all preclinical, development/manufacturing and Phase I, II, and III clinical study data generated in Europe or the United States may also be submitted to the European Medicines Evaluation Agency ("EMEA"), the counterpart of the FDA, for approval as a Marketing Approval Application, or MAA, which is the equivalent of a BLA. The application procedure is known as the "Centralized" procedure. The MAA is assigned to a rapporteur, who coordinates the assessment of the application by a team of experts in the preclinical, product manufacturing and clinical areas. An overview of the results of the assessment are then presented to the Committee on Proprietary Medicinal Products, or CPMP. The CPMP, which is comprised of two members from each Member State of the European Union, evaluates both the MAA and the rapporteur's recommendations and forms an opinion on the approval or rejection of the MAA. This opinion is then referred to the European Commission, and the European Council if appropriate, for a final decision. Approval of the MAA permits product marketing within all countries of the European Union. This MAA procedure takes a minimum of 300 days, excluding the time taken by the applicant to respond to questions raised by the CPMP. Approval procedures for marketing of products in countries that are not European Union Member States vary from country to country and the time required for approval may be longer or shorter than that required for FDA approval. In addition, for products exported from the United States to any foreign country or territory, applicable FDA export requirements must be met.

REIMBURSEMENT

    Major health insurance programs in the United States, including Blue Cross and Blue Shield and other managed care plans which provide health insurance coverage to more than 125 million Americans, pay for most non-kidney transplantation costs for their members. Kidney transplants and kidney dialysis are funded by Medicare, a federally supported program which pays for over 65% of the costs associated with end-stage renal disease. The Company expects that private health insurance and the Medicare program will continue to reimburse transplant expenses at current levels in the majority of cases. The Company plans to design its clinical trials to demonstrate lower overall treatment costs for end-stage organ disease compared to alternative therapies. Since some of the Company's organ, tissue or cell transplantation systems are designed to allow rescue from life-threatening disease for which there are no alternative treatments, the Company believes that those products will receive reimbursement commensurate with current practices. However, pending or future health care reform proposals could result in significant changes in the United States reimbursement climate.

RISK FACTORS THAT MAY AFFECT RESULTS

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

    WE HAVE NOT SUCCESSFULLY DEVELOPED ANY PRODUCTS TO DATE AND IF WE DO NOT SUCCESSFULLY COMMERCIALIZE ANY PRODUCTS WE WILL NOT BE PROFITABLE

    To date, we have engaged primarily in research and development activities. We have not yet completed the development of, conducted significant clinical trials with respect to, or marketed any of our potential products. If we are not successful in developing and commercializing any products then we will never become profitable.

    Neither we, nor any other company, has successfully developed and sold the types of products we plan to develop using our technologies. The products that we are developing will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In particular, we may need to successfully develop multiple novel technologies in order to complete development of our AlloMune and XenoMune Systems. Moreover, these products may not be effective in solving any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit commercial use.

    OUR IMMUNOCOGNANCE TECHNOLOGY IS COMPLEX AND NOVEL AND THERE ARE UNCERTAINTIES AS TO THE EFFECTIVENESS OF THIS TECHNOLOGICAL APPROACH

    Our ImmunoCognance technology is complex and novel. MEDI-507 and the AlloMune System have been tested in relatively few patients and we may not be able to demonstrate the clinical benefits of these products. Furthermore, our XenoMune System is based upon technologies which, to our knowledge, have never been implanted in humans, including by us. Our technological approaches may not enable us to successfully develop and commercialize any products. Even if our technological approaches are successful, we will need to undertake substantial additional work to translate our discoveries into products.

    Our XenoMune System is based upon the transplantation of organs from miniature swine into humans. We have little precedent for this procedure and previous attempts by others in the xenotransplantation, or inter-species transplantation, field have not been successful. No xenotransplantation approaches have been approved by the United States Food and Drug Administration, or FDA, for humans.

    WE ARE DEPENDENT ON MEDIMMUNE AND NOVARTIS AND OTHER COLLABORATIVE PARTNERS TO DEVELOP, CONDUCT CLINICAL TRIALS ON, OBTAIN REGULATORY APPROVALS FOR, AND MANUFACTURE, MARKET, AND SELL OUR PRINCIPAL PRODUCTS

    We conduct most of our development activities, and plan to conduct most of our commercialization activities, through collaborations. The success of these collaborations is heavily dependent on the efforts and activities of our collaborative partners. Our agreements with our collaborative partners allow them significant discretion in determining the efforts and resources that they will apply to the collaboration. Our existing and any future collaborations may not be scientifically or commercially successful.

    The risks that we face in connection with these collaborations include:

    - Novartis is independently developing, and our other current and any future partners may independently develop, products that may be competitive with the products they are developing in collaboration with us, which could affect their commitment to the collaboration with us.

    - Our existing collaborations are subject to termination without cause and on short notice under certain circumstances. If our collaborative partners terminate their collaborations with us, it could make it difficult for us to attract new collaborative partners or adversely affect the perception of us in the business and financial communities.

    - If MedImmune, Novartis or any of our other collaborative partners were to breach or terminate an agreement with us, reduce its funding or otherwise fail to conduct the collaboration successfully, we could be required to devote additional internal resources to the program that is the subject of the collaboration, scale back or terminate the program or seek an alternative partner.

    - Our collaborative partners may pursue higher priority programs or change the focus of their development programs, which could affect the collaborative partners' commitment to us. Pharmaceutical companies have historically re-evaluated their development priorities following mergers and consolidations, which have been common in recent years in these industries.

    - After a product has been approved for marketing, any reductions in marketing or sales efforts or a discontinuation of marketing or sales of such product by our collaborative partners would reduce our revenues, which will be based on a percentage of net sales by the collaborative partner. For example, we are entitled to receive royalties on MEDI-507, a product proprietary to MedImmune for stand-alone indications. The amount of any royalties earned under this arrangement is entirely dependent on the efforts of MedImmune to develop and market MEDI-507.

    THE PROGRESS OF OUR XENOMUNE SYSTEM DEVELOPMENT COULD BE DELAYED BY DISRUPTIONS IN OUR SUPPLY OF MINIATURE SWINE

    Our XenoMune System is based upon a herd of genetically engineered, miniature swine. Although our miniature swine are located at several different facilities, a disease epidemic or other catastrophe could destroy all or a portion of the miniature swine herd, which would interrupt or significantly delay the research, development and commercialization of any XenoMune System product under development. In addition, Charles River Laboratories is currently the only supplier of miniature swine and miniature swine organs used in our XenoMune System research. In the event that Charles River terminates or breaches its agreement with us, we may not have the resources or capabilities to maintain the miniature swine herds ourselves.

    WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

    The products being developed by us compete with existing and new products being created by pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and other research institutions. Many of our competitors are substantially larger than we are and have substantially greater capital resources, research and development staffs and facilities than we have. Furthermore, many of our competitors are more experienced in product development and commercialization, obtaining regulatory approvals and product manufacturing. As a result, they may develop competing products more rapidly and at less cost. In addition, our competitors may discover, develop and commercialize products which render non-competitive or obsolete the products that we or our collaborative partners are seeking to develop and commercialize.

    THE MARKET MAY NOT BE RECEPTIVE TO OUR PRODUCTS UPON THEIR INTRODUCTION

    The commercial success of our products that are approved for marketing will depend upon their acceptance by the medical community and third party payors as clinically useful, cost effective and safe. All of the products that we are developing are based upon new technologies or therapeutic approaches. As a result, it may be more difficult for us to achieve market acceptance of our products.

    Other factors that we believe will materially affect market acceptance of our products and services include:

    - The timing of receipt of marketing approvals and the countries in which such approvals are obtained,

    - the safety, efficacy and ease of administration of the product,

    - the success of physician education programs, and

    - the availability of government and third party payor reimbursement of our products.

    WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE WILL NOT BE SUCCESSFUL UNTIL WE REVERSE THIS TREND

    We have incurred losses in each year since our founding in 1990. We expect to continue to incur operating losses for the foreseeable future.

    To date, substantially all of our revenues have been generated from payments from our collaborative partners such as Novartis and MedImmune. In 1999, all of our revenues other than interest income were from our collaboration with Novartis. We have not received any revenues from the sale of products. We anticipate that it will be a number of years, if ever, before we will receive revenues from product sales or royalties.

    We expect to increase our spending significantly as we continue to expand our research and development programs and commercialization activities. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business.

    WE MAY REQUIRE ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE YOUR OWNERSHIP INTEREST IN US

    We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our AlloMune and XenoMune Systems, and to manufacture and market any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including the following:

    - continued progress in our research and development programs, as well as the magnitude of these programs,

    - the resources required to successfully complete our clinical trials,

    - the time and costs involved in obtaining regulatory approvals,

    - the cost of manufacturing and commercialization activities,

    - the cost of any additional facilities requirements,

    - the timing, receipt, and amount of milestone and other payments from collaborative partners,

    - the timing, receipt, and amount of sales and royalties from our potential products in the market, and

    - the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies.

    We may seek additional funding through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all.

    If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, or products which we would otherwise pursue on our own.

    IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, WE WILL NOT BE ABLE TO DEVELOP AND COMMERCIALIZE ANY RELATED PRODUCTS

    In order to obtain regulatory approvals for the commercial sale of our future products, we and our collaborative partners will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of the products. We have limited experience in conducting clinical trials.

    The submission of an Investigational New Drug Application may not result in FDA authorization to commence clinical trials. If clinical trials begin, we or our collaborative partners may not complete testing successfully within any specific time period, if at all, with respect to any of our products. Furthermore, we, our collaborative partners, or the FDA, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to unacceptable health risks. Clinical trials, if completed, may not show any potential product to be safe or effective. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

    The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the existence of competitive clinical trials. In particular, the patient population for some of our potential products is small. Delays in planned patient enrollment may result in increased costs and program delays.

    We are dependent upon MedImmune to conduct clinical trials with respect to MEDI-507, Novartis to conduct clinical trials for the development of xenotransplantation products, and we may become dependent upon other third parties to conduct future clinical trials of our AlloMune and XenoMune Systems and any other products. We will have less control over such clinical trials than if we were conducting the trials directly. As a result, these trials may not begin or be completed as we would have planned them.

    WE MAY NOT OBTAIN REGULATORY APPROVALS; THE APPROVAL PROCESS IS COSTLY AND LENGTHY

    We must obtain regulatory approval for our ongoing development activities and before marketing or selling any of our future products. We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals.

    The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other clearances or approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay in obtaining or failure to obtain required clearance or approvals could materially adversely affect our ability to generate revenues from the affected product. We have only limited experience in filing and prosecuting applications necessary to gain regulatory approvals.

    There is limited regulatory precedent for the approval of products based upon the technologies that we are employing to develop products. For example, the FDA has not yet established definitive and comprehensive regulatory guidelines for xenotransplantation. Because the AlloMune and XenoMune Systems are based on new technologies and new therapeutic approaches that have not been extensively tested in humans, the regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches. For example, the FDA has not yet established final or comprehensive guidelines for xenotransplantation.

    We also are subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our future products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries.

    All of the foregoing regulatory risks also are applicable to development, manufacturing and marketing undertaken by our collaborative partners or other third parties.

    EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY REVIEW WHICH WILL BE EXPENSIVE AND MAY EFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS

    Even if we receive regulatory approval of a product, such approval may be subject to limitations on the indicated uses for which the product may be marketed, which may limit the size of the market for the product or contain requirements for costly post-marketing follow-up studies. With respect to products for which we have obtained marketing approval, we, the manufacturer of the product if other than us, and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, such as the presence of porcine endogenous retrovirus, also known as PERV, in porcine (swine) cells or clinical trial subjects, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

    If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

    WE MAY NOT BE ABLE TO OBTAIN PATENT PROTECTION FOR OUR DISCOVERIES AND WE MAY INFRINGE PATENT RIGHTS OF THIRD PARTIES

    The patent positions of pharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal, scientific and factual questions.

    Our success depends in significant part on our ability to:

    - obtain patents,

    - protect trade secrets,

    - operate without infringing upon the proprietary rights of others, and

    - prevent others from infringing on our proprietary rights.

    Patents may not issue from any patent applications that we own or license. If patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

    We may not hold proprietary rights to certain patents related to our proposed products. In some cases, these patents may be owned or controlled by third parties. As a result, we or our collaborative partners may be required to obtain licenses under third party patents to market certain of our proposed products or services. If licenses are not available to us on acceptable terms, we or our collaborative partners will not be able to market these products or services.

    WE MAY NOT BE ABLE TO KEEP OUR TRADE SECRETS CONFIDENTIAL

    We also rely significantly upon unpatented proprietary technology, information, processes and know how. For example, there are no patents and only patent applications covering the miniature swine which are supplied to us for use in our XenoMune System research. We seek to protect this information by confidentiality agreements with our employees, consultants and other third party contractors as well as through other security measures. These confidentiality agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

    WE MAY BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS WHICH COULD RESULT IN LIABILITY FOR DAMAGES OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS

    There has been substantial litigation and other proceedings regarding the complex patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

    Other types of situations in which we may become involved in patent litigation or other intellectual property proceedings include:

    - We may initiate litigation or other proceedings against third parties to enforce our patent rights.

    - We may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or services do not infringe such third parties' patents.

    - If our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention.

    - If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such claims.

    The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably to us, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

    Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

    WE COULD LOSE IMPORTANT LICENSE RIGHTS IN CERTAIN CIRCUMSTANCES

    We are a party to technology in-licenses that are important to our business and expect to enter into additional licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance and other obligations on us. If we fail to comply with these requirements, the licensors will have the right to terminate these licenses.

    We have no sales, marketing and distribution experience and capabilities. We plan to rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties for the products that we are developing. For example, we have granted to MedImmune exclusive marketing rights to MEDI-507 and have granted to Novartis exclusive worldwide marketing rights for our XenoMune System for certain technologies. The terms of any future arrangements may not be favorable to us. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues will be materially dependent upon the success of the efforts of these third parties.

    WE HAVE NO SALES AND MARKETING EXPERIENCE AND CAPABILITIES

    If in the future we determine to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including:

    - we may not be able to attract and build a significant marketing staff or sales force,

    - the cost of establishing a marketing staff or sales force may not be justifiable in light of any product revenues, and

    - our direct sales and marketing efforts may not be successful.

    WE HAVE LIMITED MANUFACTURING CAPABILITIES AND WILL BE DEPENDENT ON THIRD PARTY MANUFACTURERS

    We have limited manufacturing experience and no commercial or pilot scale manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals and, ultimately, commercialize any products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

    We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborative partners, to produce materials required for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. There are a limited number of manufacturers that operate under the FDA's regulations for good manufacturing practices which are capable of manufacturing for us. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

    To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner. If such third party suppliers fail to perform their obligations, we may be adversely affected in a number of ways, including:

    - we may not be able to meet commercial demands for our products,

    - we may not be able to initiate or continue clinical trials of products that are under development, and

    - we may be delayed in submitting applications for regulatory approvals for our products.

    We may in the future determine to manufacture certain of our products in our own manufacturing facilities. We will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities. We may not be able to successfully develop our own manufacturing capabilities. Moreover, it may be very costly and time consuming for us to develop such capabilities.

    The manufacture of products by us and our collaborative partners and suppliers is subject to regulation by the FDA and comparable agencies in foreign countries. Delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of our products.

    IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR FUTURE PRODUCTS OR SERVICES BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS

    The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount. Currently, no reimbursement plan exists for the costs associated with our AlloMune and XenoMune Systems.

    In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborative partners and market our products.

    If we or our collaborative partners obtain marketing approval for our products, we expect to experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

    WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS IF WE ARE UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE COSTS OR OTHERWISE TO PROTECT US AGAINST POTENTIAL PRODUCT LIABILITY CLAIMS

    We may be subjected to product liability claims that are inherent in the testing, manufacturing, marketing and sale of human health care products. These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Product liability insurance is generally expensive for biopharmaceutical companies such as ours. Although we maintain limited product liability insurance coverage for the clinical trials of our products, it is possible that we will not be able to obtain further product liability insurance on acceptable terms, if at all, and that insurance subsequently obtained will not provide adequate coverage against all potential claims.

    OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS

    Our success is substantially dependent on the ability, experience and performance of our senior management and other key personnel and consultants. If we lose one or more of the members of our senior management or other key employees or consultants, our business and operating results could be seriously harmed. None of the members of our senior management or other key employees are bound by a long-term employment agreement with us. With respect to the development of our XenoMune System, we depend in large part on the efforts of Dr. David H. Sachs, chairman of our scientific advisory board. We currently have a consulting contract with Dr. Sachs which may be terminated by him at any time upon 30 days' written notice.

    In addition, our future success will depend heavily on our ability to continue to hire, train, retain and motivate additional skilled managerial and scientific personnel. The pool of personnel with the skills that we require is limited. Competition to hire from this limited pool is intense.

EMPLOYEES

    As of March 15, 2000, the Company had 70 full time employees.

ITEM 2. PROPERTIES

    Since October 1994, the Company has occupied a 34,000 square-foot facility containing office and laboratory space located in the Charlestown Navy Yard in Charlestown, Massachusetts, pursuant to a 15-year lease which expires in 2009. The Company has the option to extend the lease for an additional five-year term. The Company believes that this leased facility is adequate to meet the Company's purposes for at least the next three years.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and positions of the executive officers of the Company.

NAME                                       AGE                          POSITION
----                                     --------                       --------
Elliot Lebowitz, Ph.D..................     58      President and Chief Executive Officer, Director
James Hope, Ph.D.......................     48      Senior Vice President of Development
Julia L. Greenstein, Ph.D..............     43      Senior Vice President of Research and Chief
                                                    Scientific Officer
Mary White-Scharf, Ph.D................     49      Vice President of Research
Richard V. Capasso, C.P.A..............     38      Vice President, Finance and Treasurer
Howard Grossberg, M.D..................     46      Vice President of Medical Affairs

    DR. LEBOWITZ has served as President and Chief Executive Officer and as a member of the Board of Directors of the Company since April 1991. From 1985 to 1991, he served as Vice President for Research and Development at C.R.
Bard, Inc., directing internal and collaborative research and development programs for Bard's Vascular Systems, Cardiosurgery and Cardiopulmonary Divisions. From 1981 until 1985, Dr. Lebowitz served as Director of Long Range Research and Development at DuPont Corporation, developing immunopharmaceuticals. From 1977 until 1981, he served as Division Manager of the Medical Products Division of New England Nuclear Corporation which developed, manufactured and sold radiopharmaceuticals for in vivo diagnosis. Earlier in his career, Dr. Lebowitz served at Brookhaven National Laboratories, where he developed Thallium-201, a radiopharmaceutical for the diagnosis of coronary artery disease. Dr. Lebowitz was a founder of Diagnostic
Isotopes, Inc., a radiopharmaceutical company which was subsequently acquired by Hoffmann-La Roche Inc., a pharmaceutical company. He was also a founder of Procept, Inc., a biopharmaceutical company which focused on rational drug design. He holds a B.A. from Columbia College and a Ph.D. from Columbia University.

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

    DR. GROSSBERG has served as Vice President of Medical Affairs of the Company since December 1999. From 1996 to 1999, he served as Vice President for Medical and Clinical Affairs for V.I. Technologies, Inc., a biopharmaceutical company involved in producing virally safe blood products and other antiviral technologies. From 1995 to 1996, he was Chief Medical Officer at Forest Laboratories, and from 1991 to 1995 he served as Executive Director of General Drug Development at Ciba Geigy, where he directed the International Project Team efforts in signal transduction, aromatase inhibition and lung cancer chemotherapy. Prior to his promotion to Executive Director, he served as Director of Oncology at Ciba Geigy from 1990 to 1991. From 1986 to 1990, he was Associate Director of Oncology at Schering Plough, where he was part of the clinical development team responsible for the U.S. registration of alpha-interferon and other biologic response modifiers. Dr. Grossberg received his B.S. in chemistry from Union College (N.Y.) and received his M.D. from S.U.N.Y. Downstate. He served as a medical intern at the University of Michigan Medical Center, performed a medical residency at Montefiore Hospital (N.Y.), and was a fellow in hematology and oncology at N.Y.U. Dr. Grossberg is board-certified in internal medicine, hematology and oncology.

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

                                                                     1998
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................   $6.13      $3.75
Second Quarter..............................................   $4.25      $3.13
Third Quarter...............................................   $3.75      $1.50
Fourth Quarter..............................................   $3.00      $1.00

                                                                     1999
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................   $2.69      $1.88
Second Quarter..............................................   $4.94      $1.94
Third Quarter...............................................   $7.50      $4.50
Fourth Quarter..............................................   $9.28      $4.88

    On March 15, 2000, the Company had approximately 1,000 stockholders of record and the closing price of the Company's Common Stock on the Nasdaq National Market was $13.44. The Company has never declared or paid any dividends on its Common Stock. The Company does not expect to pay cash dividends in the foreseeable future.

    (B) REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

    On December 29, 1999, the Company issued and sold to a group of investors an aggregate of 1,706,287 shares of its common stock, $.01 par value per share, at a purchase price of $4.50 per share for net proceeds to the Company of approximately $7.4 million.

    On February 11, 2000, the Company issued and sold to a group of investors an aggregate of 1,215,000 shares of its common stock, $.01 par value per share, at a purchase price of $8.00 per share, for net proceeds to the Company of approximately $9.0 million.

    No person acted as an underwriter with respect to the above transactions. BioTransplant relied on Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), for the exemption from the registration requirements of the Securities Act, since no public offering was involved.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                              (MARCH 20, 1990)
                                                   YEARS ENDED DECEMBER 31,                   TO DECEMBER 31,
                                   --------------------------------------------------------   ----------------
                                     1995       1996        1997        1998        1999            1999
                                   --------   ---------   ---------   ---------   ---------   ----------------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  License fees...................  $ 4,000      $ 2,000     $ 5,000     $ 1,000     $ 3,500       $18,500
  Research and development.......    5,875        5,750       7,125       5,688       5,189        32,252
  Interest income................      168        1,296       1,731       1,318         782         5,653
Total Revenue....................   10,043        9,046      13,856       8,006       9,471        56,405
Expenses:
  Research and development.......    9,460       12,268      13,988      14,730      15,680        92,942
  General and administrative.....    1,939        2,680       2,963       2,477       2,446        18,832
  Interest.......................      731          135          58          10          18         1,777
Total expense....................    2,130       15,083      17,009      17,217      18,144       113,551
Net loss per common share:
  Basic and diluted..............  $(16.78)     $ (1.08)    $ (0.37)    $ (1.07)    $ (1.01)
Weighted average common shares
  outstanding (1):
  Basic and diluted..............  124,373    5,582,055   8,568,709   8,578,941   8,598,085

                                                                 YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1995       1996       1997       1998       1999
                                                   --------   --------   --------   --------   --------
Consolidated Balance Sheet Data:
Cash and cash equivalents........................  $ 2,849     $6,564     $9,784    $13,168    $17,649
Marketable securities............................       --     13,001     19,863      6,843      3,718
Working capital..................................       86     17,788     24,111     15,499     14,629
Long-term investments............................       --     10,311      1,015         --         --
Total assets.....................................    5,732     32,316     32,939     22,683     23,419
Long-term obligation under capital leases, net of
  current portion................................      615        189         10         --         --
Redeemable convertible preferred stock...........   29,241         --         --         --         --
Stockholders' equity (deficit)...................  (28,840)    29,262     26,154     16,958     15,645

------------------------

(1) Computed on the basis described in Note 2(f) of Notes to Consolidated Financial Statements, Item 8, "Financial Statements and Supplementary Data"

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since commencement of operations in 1990, the Company has been engaged primarily in the research and development of pharmaceutical products and systems to enable the body's immune system to better tolerate the transplantation of foreign cells, tissues and organs. The major sources of the Company's working capital have been the proceeds from sales of equity securities, sponsored research funding and license fees and capital lease financings. The Company has not generated any revenues from the sale of products to date, and does not expect to receive any product revenues for several years, if ever. The Company will be required to conduct significant additional research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

    In 1993, and as amended and restated in September 1995, the Company and Novartis entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding and license fees through March 1998 of $30.0 million, all of which had been received as of December 31, 1997. Novartis has also agreed to fund certain development and premarketing costs and products which may be developed as a result of the collaboration, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of any such products.

    In October 1997, the Company and Novartis expanded their relationship by entering into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million assuming the agreement continues for its full term and certain research objectives are met. As of December 31, 1999, research funding of $13.5 million, license fees of $4.0 million and milestone payments of $2.5 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products, portions of which may be repayable under certain circumstances.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Revenues increased to $9.5 million in 1999 from $8.0 million in 1998. The increase in revenues was primarily due to $8.7 million in sponsored research, milestone payments and license revenue from the Novartis agreements in 1999, compared to $6.7 million in sponsored research and license revenue from Novartis during 1998. Interest income decreased to $0.8 million in 1999 compared to $1.3 million in 1998. The decrease was due to lower average cash balances available for investment during 1999.

    Research and development expenses increased to $15.7 million in 1999 from $14.7 million in 1998. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

    General and administrative expenses decreased slightly to $2.4 million in 1999 from $2.5 million in 1998. This decrease was primarily due to decreased outside professional services rendered in connection with market research and business development.

    Interest expense increased to $18,000 in 1999 from $10,000 in 1998. This increase was primarily due to borrowings under a term note in 1999.

    As a result of the above factors, the Company incurred a net loss for 1999 of $8.7 million compared to a net loss of $9.2 million for 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    Revenues decreased to $8.0 million in 1998 from $13.9 million in 1997. The decrease in revenues was primarily due to $6.7 million in sponsored research and license revenue from the Novartis agreements in 1998, compared to $11.4 million in sponsored research and license revenue from Novartis during 1997. Additionally, interest income decreased to $1.3 million in 1998 compared to $1.7 million in 1997. The increase in interest income was due to lower average cash balances available for investment during 1998.

    Research and development expenses increased to $14.7 million in 1998 from $14.0 million in 1997. This increase was primarily due to additional external research support combined with increases in research and development staff and associated increases in supplies and support services.

    General and administrative expenses decreased to $2.5 million in 1998 from $3.0 million in 1997. This decrease was primarily due to decreased outside professional services rendered in connection with market research and development.

    Interest expense decreased to $10,000 in 1998 from $59,000 in 1997. This decrease was primarily due to decreasing balances on existing obligations under capital leases.

    As a result of the above factors, the Company incurred a net loss for 1998 of $9.2 million compared to a net loss of $3.2 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $71.6 million from sales of equity securities. The Company has also received $49.7 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.9 million in equipment financing. The proceeds of the sales of equity securities, notes payable and capital leases and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $57.1 million and the investment of approximately $5.3 million in equipment and leasehold improvements through December 31, 1999. The Company extended and increased its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were $700,000 in borrowings outstanding under this term note at December 31, 1999. The Company had no significant commitments as of December 31, 1999 for capital expenditures.

    On December 29, 1999, the Company issued and sold to a group of investors an aggregate of 1,706,287 shares of its common sock, $.01 par value per share, at a purchase price of $4.50 per share for net proceeds to the Company of approximately $7.4 million.

    On February 11, 2000, the Company issued and sold to a group of investors an aggregate of 1,215,000 shares of its common stock, $.01 par value per share, at a purchase price of $8.00 per share, for net proceeds to the Company of approximately $9.0 million.

    The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $4.4 million, which includes approximately $4.1 million in 2000.

    The Company had cash and cash equivalents and investments of $21.4 million as of December 31, 1999.

    The Company anticipates that its existing funds should be sufficient to fund its operating and capital requirements as currently planned through 2001. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors.

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

    At December 31, 1999, the Company had completed an inventory of its financial and management operating systems and updated or replaced any programs that were not Year 2000 compliant.

    The Company estimates that the cost to remediate its financial and management operating systems and embedded chips in its facilities or equipment was less than $25,000, including capital costs for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality.

    The Company has also interviewed third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company completed this process and no material risks were identified.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BioTransplant Incorporated:

    We have audited the accompanying consolidated balance sheets of BioTransplant Incorporated (a Delaware corporation in the development stage) and subsidiary as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (March 20, 1990) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTransplant Incorporated and subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception
(March 20, 1990) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Boston, Massachusetts
February 11, 2000

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $13,168,496   $17,648,789
  Short-term investments....................................    6,842,963     3,718,033
  Other receivables.........................................           --       400,500
  Prepaid expenses and other current assets.................    1,212,294       169,733
                                                              -----------   -----------
      Total current assets..................................   21,223,753    21,937,055
                                                              -----------   -----------
Property and equipment, at cost:
  Equipment under capital leases............................       45,000            --
  Laboratory equipment......................................    3,521,985     3,707,833
  Leasehold improvements....................................      696,016       795,017
  Office equipment..........................................      615,616       792,605
                                                              -----------   -----------
                                                                4,878,617     5,295,455
  Less--Accumulated depreciation............................    3,420,592     3,813,455
                                                              -----------   -----------
                                                                1,458,025     1,482,000
                                                              -----------   -----------
Other assets................................................        1,541
                                                              -----------   -----------
                                                              $22,683,319   $23,419,055
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.........................  $        --   $   233,333
  Current obligation under capital leases...................       10,042            --
  Accounts payable..........................................      227,356       433,067
  Accrued expenses..........................................    2,112,658     2,516,173
  Deferred revenue..........................................    3,375,000     4,125,000
                                                              -----------   -----------
    Total current liabilities...............................    5,725,056     7,307,573
                                                              -----------   -----------
Long-term debt, net of current portion......................           --       466,667
                                                              -----------   -----------
Commitments (Notes 9 and 10)
Stockholders' equity:
  Preferred stock, $.01 par value--Authorized--2,000,000
    shares; Issued and outstanding--no shares...............           --            --
  Common stock, $.01 par value--Authorized--25,000,000
    shares; Issued and outstanding--8,581,463 shares in 1998
    and 10,300,890 shares in 1999...........................       85,815       103,010
Additional paid-in capital..................................   65,345,228    72,688,035
Deficit accumulated during the development stage............  (48,472,780)  (57,146,230)
                                                              -----------   -----------
      Total stockholders' equity............................   16,958,263    15,644,815
                                                              -----------   -----------
                                                              $22,683,319   $23,419,055
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE YEARS ENDED DECEMBER 31,        CUMULATIVE
                                            ---------------------------------------      SINCE
                                               1997          1998          1999        INCEPTION
                                            -----------   -----------   -----------   ------------
Revenues:
  License fees............................  $ 5,000,000   $ 1,000,000   $ 3,500,000   $ 18,500,000
  Research and development................    7,125,000     5,688,500     5,188,475     32,251,975
  Interest income.........................    1,731,258     1,317,780       782,182      5,652,839
                                            -----------   -----------   -----------   ------------
    Total revenues........................   13,856,258     8,006,280     9,470,657     56,404,814
                                            -----------   -----------   -----------   ------------
Expenses:
  Research and development................   13,987,982    14,729,825    15,680,281     92,941,557
  General and administrative..............    2,962,644     2,477,460     2,445,912     18,831,995
  Interest................................       58,886         9,602        17,914      1,777,492
                                            -----------   -----------   -----------   ------------
    Total expenses........................   17,009,512    17,216,887    18,144,107    113,551,044
                                            -----------   -----------   -----------   ------------
    Net loss..............................  $(3,153,254)  $(9,210,607)  $(8,673,450)  $(57,146,230)
                                            ===========   ===========   ===========   ============
Net loss per common share:
  Basic and diluted.......................  $      (.37)  $     (1.07)  $     (1.01)
                                            ===========   ===========   ===========
Weighted average common shares
  outstanding:
  Basic and diluted.......................    8,568,709     8,578,941     8,598,085
                                            ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    DEFICIT
                                                                COMMON STOCK                      ACCUMULATED        TOTAL
                                                           ----------------------   ADDITIONAL     DURING THE    STOCKHOLDERS'
                                                             NUMBER       $.01        PAID-IN     DEVELOPMENT       EQUITY
                                                           OF SHARES    PAR VALUE     CAPITAL        STAGE         (DEFICIT)
                                                           ----------   ---------   -----------   ------------   -------------
Inception, March 20, 1990................................          --   $     --    $        --   $        --     $        --
  Net loss...............................................          --         --             --      (142,353)       (142,353)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1990...............................          --         --             --      (142,353)       (142,353)
  Sale of common stock...................................     102,572      1,026          3,077            --           4,103
  Issuance of warrants...................................          --         --         22,000            --          22,000
  Net loss...............................................          --         --             --    (2,637,206)     (2,637,206)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1991...............................     102,572      1,026         25,077    (2,779,559)     (2,753,456)
  Net loss...............................................          --         --             --    (6,188,344)     (6,188,344)
Balance, December 31, 1992...............................     102,572      1,026         25,077    (8,967,903)     (8,941,800)
  Issuance of warrants...................................          --         --        476,800            --         476,800
  Exercise of stock options..............................          63          1             46            --              47
  Deferred compensation on stock options.................          --         --        105,546            --         105,546
  Net loss...............................................          --         --             --    (7,748,627)     (7,748,627)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1993...............................     102,635      1,027        607,469   (16,716,530)    (16,108,034)
  Exercise of stock options..............................      17,406        174          1,448            --           1,622
  Restricted stock sold to directors.....................       1,250         12          8,738            --           8,750
  Issuance of warrants...................................          --         --        165,937            --         165,937
  Deferred compensation on stock options.................          --         --        170,225            --         170,225
  Net loss...............................................          --         --             --   (11,268,042)    (11,268,042)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1994...............................     121,291      1,213        953,817   (27,984,572)    (27,029,542)
  Issuance of warrants...................................          --         --         99,000            --          99,000
  Exercise of stock options..............................       5,303         53          7,301            --           7,354
  Deferred compensation on stock options.................          --         --        170,225            --         170,225
  Net loss...............................................          --         --             --    (2,087,239)     (2,087,239)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1995...............................     126,594      1,266      1,230,343   (30,071,811)    (28,840,202)
  Conversion of preferred stock into common stock........   4,770,430     47,704     36,154,586            --      36,202,290
  Issuance of common stock in initial public offering,
    net of issuance costs of $2,681,920..................   3,220,000     32,200     27,875,880            --      27,908,080
  Issuance of common stock pursuant to antidilution
    rights...............................................     431,724      4,317         (4,317)           --              --
  Exercise of stock options..............................      10,154        102         28,546            --          28,648
  Net loss...............................................          --         --             --    (6,037,108)     (6,037,108)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1996...............................   8,558,902     85,589     65,285,038   (36,108,919)     29,261,708
  Exercise of stock options..............................      15,238        153         45,407            --          45,560
  Restricted stock sold to directors.....................       1,250         12             38            --              50
  Net loss...............................................          --         --             --    (3,153,254)     (3,153,254)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1997...............................   8,575,390     85,754     65,330,483   (39,262,173)     26,154,064
  Exercise of stock options..............................       6,073         61         14,745            --          14,806
  Net loss...............................................          --         --             --    (9,210,607)     (9,210,607)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1998...............................   8,581,463   $ 85,815    $65,345,228   $(48,472,780)   $16,958,263
  Exercise of stock options..............................      11,265        113         24,803            --          24,916
  Restricted stock sold to directors.....................       1,875         19          4,433            --           4,452
  Issuance of common stock in private placement, net of
    issuance costs of $517,215...........................   1,706,287     17,063      7,313,571            --       7,330,634
  Net loss...............................................          --         --             --    (8,673,450)     (8,673,450)
                                                           ----------   --------    -----------   ------------    -----------
Balance, December 31, 1999...............................  10,300,890   $103,010    $72,688,035   $(57,146,230)   $15,644,815
                                                           ==========   ========    ===========   ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------     CUMULATIVE
                                                                 1997          1998          1999       SINCE INCEPTION
                                                              -----------   -----------   -----------   ---------------
Cash flows from operating activities:
  Net loss..................................................  $(3,153,254)  $(9,210,607)  $(8,673,450)   $(57,146,230)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities-
    Depreciation and amortization...........................      581,641       358,052       392,865       3,877,145
    Noncash interest expense on convertible notes payable to
      stockholders..........................................           --            --            --         465,477
    Noncash expenses related to options and warrants........       33,188        33,186         1,541       1,186,785
    Changes in current assets and liabilities-
      Accounts receivable...................................           --            --      (400,500)       (400,500)
      Prepaid expenses and other current assets.............     (150,984)       26,206     1,042,561        (169,733)
      Accounts payable......................................      163,532       (62,179)      205,711         433,067
      Accrued expenses......................................      869,252       (69,558)      403,514       2,516,172
      Deferred revenue......................................    3,125,000      (750,000)      750,000       4,125,000
                                                              -----------   -----------   -----------    ------------
        Net cash (used in) provided by operating
          activities........................................    1,468,375    (9,674,900)   (6,277,758)    (45,112,817)
                                                              -----------   -----------   -----------    ------------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (300,893)     (812,828)     (416,839)     (4,735,948)
  Disposal of property and equipment, net...................           --            --            --          28,040
  Purchases of investments..................................  (19,050,026)   (8,887,022)   (4,086,657)    (70,224,397)
  Proceeds from investments.................................   21,484,458    22,921,877     7,211,587      66,506,363
                                                              -----------   -----------   -----------    ------------
        Net cash (used in) provided by investing
          activities........................................    2,133,539    13,222,027     2,708,091      (8,425,942)
                                                              -----------   -----------   -----------    ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable to stockholders...           --            --            --       9,400,000
  Payments of obligations under capital leases..............     (427,252)     (177,666)      (10,042)     (2,194,210)
  Proceeds from sale/leaseback of equipment.................           --            --            --         771,968
  Proceeds from equipment leases............................           --            --            --       1,422,240
  Proceeds from long-term debt..............................           --            --       700,000         700,000
  Net proceeds from sale of redeemable convertible preferred
    stock...................................................           --            --            --      25,661,526
  Net proceeds from sale of common stock....................       45,610        14,806     7,360,002      35,426,024
                                                              -----------   -----------   -----------    ------------
        Net cash (used in) provided by financing
          activities........................................     (381,642)     (162,860)    8,049,960      71,187,548
                                                              -----------   -----------   -----------    ------------
Net increase in cash and cash equivalents...................    3,220,272     3,384,267     4,480,293      17,648,789
Cash and cash equivalents, beginning of period..............    6,563,957     9,784,229    13,168,496              --
                                                              -----------   -----------   -----------    ------------
Cash and cash equivalents, end of period....................  $ 9,784,229   $13,168,496   $17,648,789    $ 17,648,789
                                                              ===========   ===========   ===========    ============
Supplemental disclosure of noncash transactions:
  Equipment acquired under capital leases...................  $        --   $        --   $        --    $ (2,210,170)
                                                              ===========   ===========   ===========    ============
  Conversion of convertible notes payable to stockholders
    and accrued interest into redeemable convertible
    preferred stock.........................................  $        --   $        --   $        --    $  9,905,710
                                                              ===========   ===========   ===========    ============
  Conversion of preferred stock into common stock...........  $        --   $        --   $        --    $ 36,202,290
                                                              ===========   ===========   ===========    ============
  Issuance of warrants......................................  $        --   $        --   $        --    $    741,737
                                                              ===========   ===========   ===========    ============
  Leasehold improvements acquired through issuance of
    redeemable convertible preferred stock..................  $        --   $        --   $        --    $    619,584
                                                              ===========   ===========   ===========    ============
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................  $    53,542   $     6,975   $    16,159    $  1,410,505
                                                              ===========   ===========   ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] OPERATIONS

    BioTransplant Incorporated (the "Company") was incorporated on March 20, 1990. The Company utilizes its proprietary technologies in re-educating the body's immune responses to allow tolerance of foreign cells, tissues and organs. Based on this ImmunoCognance-TM- technology, the Company is developing a portfolio of products designed to treat a range of medical conditions for which current therapies are inadequate, including organ and tissue transplantation, cancer and autoimmune disease. BioTransplant's products under development are intended to induce long-term functional transplantation tolerance in humans, increase the therapeutic benefit of bone marrow transplants, and reduce or eliminate the need for lifelong immunosuppressive therapy.

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

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    (c) Cash and Cash Equivalents and Investments

    Cash and cash equivalents include short-term, highly liquid investments with original maturities of less than three months from the date of purchase. Short-term investments consist primarily of corporate notes with maturities of less than one year. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates market value. At December 31, 1999 the weighted average maturity of all investments was two months.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company held the following cash equivalents and investments at December 31, 1998 and 1999:

                                                        1998          1999
                                                     -----------   -----------
Cash and cash equivalents:.........................  $13,168,496   $17,648,789
                                                     -----------   -----------
Short-term investments:
  Corporate Bonds (average maturity of 2 months)...    6,842,963            --
  Commercial Paper (average maturity of 2
    months)........................................           --     3,718,033
                                                     -----------   -----------
                                                       6,842,963     3,718,033
                                                     -----------   -----------
  Total Cash, Cash equivalents and Investments.....  $20,011,459   $21,366,822
                                                     ===========   ===========

    There were no realized gains or losses in the years ended December 31, 1997, 1998 and 1999.

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

    (e) Revenue Recognition

    Substantially all of the Company's license and research and development revenues are derived from three collaborative research arrangements (see
Note 7). Annual research and development payments are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. License fees are recognized as revenue when all obligations as defined in the individual arrangements are fulfilled by the Company and there is no risk of refund. Deferred revenue represents amounts received in advance for research and development. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

    (f) Net Loss per Common Share

    The Company applies Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Diluted weighted average shares is the same as basic weighted average shares since the inclusion of shares issuable pursuant to the exercise of stock options and warrants would have been antidilutive.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Calculations of basic and diluted net loss per common share are as follows:

                                            1997          1998          1999
                                         -----------   -----------   -----------
Net loss...............................  $(3,153,254)  $(9,210,607)  $(8,673,450)
                                         ===========   ===========   ===========
Weighted average common shares
  outstanding--basic and diluted.......    8,568,709     8,578,941     8,598,085
                                         ===========   ===========   ===========
Basic and diluted net loss per common
  share................................  $      (.37)  $     (1.07)  $     (1.01)
                                         ===========   ===========   ===========
Antidilutive securities not included--
  Common stock options.................      164,270        48,266       296,396
                                         ===========   ===========   ===========
  Common stock warrants................      216,338       133,007       151,998
                                         ===========   ===========   ===========

[3] TERM NOTE

    In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company extended the drawdown period to December 31, 2002 and increased its availability to $1.0 million under the same conditions of this term note. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (8.5% at December 31, 1999) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (6.12% at December 31, 1999) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $700,000 in borrowings outstanding under this term note at December 31, 1999.

[4] ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31, 1998 and 1999:

                                                          1998         1999
                                                       ----------   ----------
Consulting and contract research.....................  $  947,331   $1,067,988
Payroll and payroll related..........................      52,284      309,209
Professional fees....................................     484,078      538,646
Other................................................     628,965      600,330
                                                       ----------   ----------
                                                       $2,112,658   $2,516,173
                                                       ==========   ==========

[5] COMMON STOCK

    In December 1999, the Company completed a private placement of 1,706,287 shares of its common stock at $4.50 per share for net proceeds of approximately $7.4 million.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    As of December 31, 1998 and 1999, the Company has reserved the following shares of common stock for issuance:

                                                               1998        1999
                                                             ---------   ---------
1991 Stock Option Plan....................................     696,386     688,364
1994 Directors' Equity Plan...............................      49,375      99,375
1997 Stock Option Plan....................................     750,000   1,496,757
Outstanding warrants......................................     367,191     425,147
                                                             ---------   ---------
                                                             1,862,952   2,709,643
                                                             =========   =========

[6] OPTIONS AND WARRANTS

    (a) Common Stock Plans

    In May 1997, the stockholders approved the 1997 Stock Incentive Plan (the "1997 Plan") which was intended to replace the Company's Amended 1991 Stock Incentive Plan (the "1991 Plan"), under which it may grant incentive stock options, nonqualified stock options and stock appreciation rights. In May 1999, the stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 1997 Plan from 750,000 to 1,500,000. These options generally vest ratably over a four-to-five-year period.

    In May 1999, the stockholders approved an amendment to the Company's 1994 Directors' Equity Plan (the "Directors' Plan"). The amendment increased from 50,000 to 100,000 the number of shares of common stock reserved for issuance under the Directors' Plan. The Directors' Plan automatically grants an option to each eligible outside director of the Company for the purchase of 3,125 shares of common stock at the then fair market value upon such eligible outside directors' election to the Board of Directors. In addition, each eligible outside director concurrently receives an award to purchase 625 shares of restricted common stock at $.04 per share. In 1999, the Company recorded compensation expense of $4,378 related to the issuance of 1,875 shares of restricted common stock under the Directors Plan. Under the Director's Plan, common stock options and restricted common stock awards vest ratably over five-and four-year periods, respectively. At December 31, 1999, 1,125 restricted common shares were unvested.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table summarizes the employee and director stock option activity under the plans discussed above:

                                                       NUMBER     WEIGHTED AVERAGE
                                                     OF OPTIONS    EXERCISE PRICE
                                                     ----------   ----------------
Outstanding, December 31, 1996.....................    668,302         $5.02
  Granted..........................................    404,964          6.63
  Exercised........................................    (15,238)         2.46
  Canceled.........................................    (43,603)         6.36
                                                     ---------         -----
Outstanding, December 31, 1997.....................  1,014,425         $5.65
  Granted..........................................    493,290          2.79
  Exercised........................................     (6,073)         2.43
  Canceled.........................................   (129,188)         6.98
                                                     ---------         -----
Outstanding, December 31, 1998.....................  1,372,454         $4.51
  Granted..........................................    329,745          4.46
  Exercised........................................    (11,265)         2.21
  Canceled.........................................    (69,326)         4.61
                                                     ---------         -----
Outstanding, December 31, 1999.....................  1,621,608         $4.53
                                                     =========         =====
Exercisable, December 31, 1997.....................    311,338         $4.06
                                                     =========         =====
Exercisable, December 31, 1998.....................    472,608         $4.70
                                                     =========         =====
Exercisable, December 31, 1999.....................    747,266         $4.70
                                                     =========         =====

    The following tables summarize certain information about options outstanding at December 31, 1999:

                                           WEIGHTED AVERAGE      WEIGHTED AVERAGE
                             OPTIONS     REMAINING CONTRACTUAL       EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING       LIFE IN YEARS            PRICE
------------------------   -----------   ---------------------   ----------------
          $0.04-- 3.13        622,794             7.62                $2.37
           3.19-- 6.50        675,137             7.23                 5.44
           6.63--10.50        323,677             7.89                 6.79
                            ---------             ----                -----
          $0.04--10.50      1,621,608             7.51                $4.53
                            =========             ====                =====

    The following tables summarize certain information about options exercisable at December 31, 1999:

                             OPTIONS     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   EXERCISABLE    EXERCISE PRICE
------------------------   -----------   ----------------
          $0.04-- 3.13       236,554          $2.53
           3.19-- 6.50       369,869           5.28
           6.63--10.50       140,843           6.84
                             -------          -----
          $0.04--10.50       747,266          $4.70
                             =======          =====

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires that the measurement of the fair value of stock options or warrants granted to employees be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under FAS 123. The Company has computed the pro forma disclosures required under FAS 123 for options granted in 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by FAS 123. The assumptions used for the years ended December 31, 1997, 1998 and 1999 are as follows: risk-free interest rates of 5.53%, 4.73% and 6.72%; expected common stock volatility factors of 68%, 85% and 87%; and a weighted-average expected life of the stock options of seven years. The Company does not currently pay any dividends, and it does not expect to pay cash dividends in the foreseeable future; therefore; dividend yields for 1997, 1998 and 1999 are assumed to be 0%. The weighted average fair value of options granted in 1997, 1998 and 1999 was $4.61, $2.18, and $3.57, respectively.

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

    The total fair value of the options granted during the years ended
December 31, 1997, 1998 and 1999 was computed as approximately $1,867,000, $1,074,000, and $1,177,000 respectively. Of these amounts, approximately $642,000, $913,000, and $1,096,000 would be charged to operations for the years ended December 31, 1997, 1998 and 1999, respectively. The remaining amount would be amortized over the related vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years, as pro forma compensation expense may vary, based upon the number of options granted and the assumptions used in valuing these options.

    The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options. The pro forma effect of FAS 123 for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                              1997           1998          1999
                                           -----------   ------------   -----------
Net loss.............  As reported.......  $(3,153,254)  $ (9,210,607)  $(8,673,450)
                       Pro forma.........   (3,795,662)   (10,123,353)   (9,769,704)
Basic and diluted net
  loss per common
  share..............  As reported.......  $      (.37)  $      (1.07)  $     (1.01)
                       Pro forma.........         (.44)         (1.18)        (1.14)

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (b) Warrants

    In connection with certain financing and facility leasing transactions that occurred in 1993, 1994, and 1995, the Company issued warrants to purchase 369,944 shares of common stock at prices ranging from $.04 to $49.80. In December 1999, the Company issued warrants to purchase 71,391 shares of common stock at a price of $5.63 per share in connection with a private placement of the Company's common stock. The following table summarizes certain information about warrants outstanding at December 31, 1999:

                                           WEIGHTED AVERAGE
                            WARRANTS     REMAINING CONTRACTUAL   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING       LIFE IN YEARS        EXERCISE PRICE
------------------------   -----------   ---------------------   ----------------
      $0.04--5.63            412,866              4.45                $2.93
      10.80--49.80            12,281              1.85                16.17
                             -------              ----                -----
      $0.04--49.80           425,147              4.37                $3.32
                             =======              ====                =====

[7] COLLABORATIVE RESEARCH AGREEMENTS

    (a) Novartis

    In April 1993, as amended and restated in September 1995, the Company entered into a five-year collaboration agreement with Novartis to develop and commercialize xenotransplantation technology utilizing gene transduction. Pursuant to this agreement, all committed research funding of $20.0 million and all committed license fees of $10.0 million had been received as of December 31, 1997. In October 1997, the Company and Novartis expanded their relationship in xenotransplantation by entering into a collaboration and license agreement for the development and commercialization of xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under this agreement, Novartis has committed up to $36.0 million in research funding, license fees and milestone payments, assuming the agreement continues for its full term. As of December 31, 1999, $13.5 million of research funding, $4.0 million of license fees and $2.5 million of milestone payments had been received. Pursuant to the terms of these agreements, Novartis is obligated to fund the development costs associated with certain xenotransplantation products developed by the Company, subject to reimbursement of a portion thereof by the Company, if the Company elects, under certain circumstances, to co-promote such products. The Company has the right to co-promote solely in North America and to receive an agreed upon share of profits, if any, derived from North American sales. The Company is entitled to receive royalties on the sale of xenotransplantation products by Novartis outside of North America and, to the extent that the Company elects not to co-promote in North America, on sales in North America, as well.

    As of December 31, 1999, the Company had deferred revenue of $4,125,000 pursuant to the Novartis agreements, which represents annual research and development payments received prior to recognition of revenue.

    In addition to these agreements, Novartis purchased $5.0 million of the Company's Series B convertible preferred stock in 1992, which converted into 532,125 shares of common stock upon the Company's initial public offering.

    (b) MedImmune, Inc.

    In October 1995, the Company and MedImmune, Inc. ("MedImmune") formed a collaborative agreement for the development and commercialization of products to treat and prevent organ

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transplant rejection. The collaboration is based upon the development of products derived from BTI-322, MEDI-500 and future generations of products derived from these two molecules (including MEDI-507, the humanized version of BTI-322). Pursuant to the collaboration, the Company granted MedImmune an exclusive worldwide license to develop and commercialize BTI-322 and any products based on BTI-322, other than the use of BTI-322 in kits or systems for xenotransplantation or allotransplantation. MedImmune paid the Company a $2.0 million license fee at the time of formation of the collaboration, and agreed to fund and assume responsibility for clinical testing and commercialization of any resulting products. As of December 31, 1999, MedImmune has provided $2.0 million in non-refundable research support and has agreed to make milestone payments that could total up to an additional $11.0 million, all of which is repayable from royalties on BTI-322/MEDI-507 or MEDI-500, as well as pay royalties on any sales of BTI-322/MEDI-507, MEDI-500 and future generations of products, if any. The Company has not received any milestone payments to date. MedImmune is entitled to a credit against royalty payments for certain milestone payments that it makes.

[8] INCOME TAXES

    The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". At December 31, 1999 the Company had net operating loss carryforwards for income tax purposes of approximately $51,959,000. The Company also has available tax credit carryforwards of $2,000,000 at December 31, 1999 to reduce future federal income taxes, if any. The net operating loss carryforwards and tax credit carryforwards expire commencing in the year 2006, and are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss carryforwards and tax credit carryforwards may be limited in the event of certain changes in the ownership interests of significant stockholders.

    The components of the deferred tax asset as of December 31, 1998 and 1999 are approximately as follows:

                                                       1998           1999
                                                   ------------   ------------
Operating loss carryforwards.....................  $ 17,592,000   $ 19,350,000
Tax credit carryforwards.........................     2,000,000      2,000,000
Start-up costs...................................        50,000             --
Other temporary differences......................     1,681,000      1,550,000
                                                   ------------   ------------
                                                     21,323,000     22,900,000
Less--Valuation allowance........................   (21,323,000)   (22,900,000)
                                                   ------------   ------------
                                                   $         --   $         --
                                                   ============   ============

    Because of the history of operating losses, a valuation allowance has been provided for the entire deferred tax asset since it is uncertain if the Company will realize the benefit of the deferred tax asset.

[9] COMMITMENTS

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

    The Company has entered into research and license agreements with universities whereby the Company funds research and development. The Company also obtained exclusive worldwide licenses for certain patents, patent rights and research information and rights to develop, manufacture, use and sell any product developed pursuant to the licensed technology in exchange for royalties on any future sales, as defined.

    The Company has entered into a miniature swine transfer and maintenance agreement with a breeding laboratory and was granted exclusive, worldwide rights to the miniature swine. Pursuant to this agreement, the Company has agreed to pay specified maintenance costs, as defined in the agreement.

    Commitments as of December 31, 1999, pursuant to these research and license agreements are as follows:

                                                                TOTAL
                                                              ----------
Year Ending December 31,
2000........................................................  $4,112,000
2001........................................................     150,000
2002........................................................     150,000
                                                              ----------
                                                              $4,412,000
                                                              ==========

    (b) Operating Lease Commitments

    The Company leases its facility under an operating lease that expires in 2009. In addition, the Company is responsible for the real estate taxes and operating expenses related to this facility. Minimum annual rental payments, excluding taxes and operating costs, under this lease agreement are as follows:

2000........................................................  $ 1,025,000
2001........................................................    1,025,000
2002........................................................    1,025,000
2003........................................................    1,025,000
2004........................................................    1,025,000
Thereafter..................................................    5,125,000
                                                              -----------
                                                              $10,250,000
                                                              ===========

    Rental expense, which includes facility lease, ground lease and real estate tax costs, for the years ended December 31, 1997, 1998 and 1999 was approximately $1,196,000, $1,219,000 and $1,192,000, respectively.

[10] INVESTMENT IN STEM CELL SCIENCES PTY. LTD.

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

    The Company recorded $676,000 as research and development expense during the year ended December 31, 1997, to maintain its pro rata ownership in Stem Cell.

    In December 1997, the Company paid $700,000 in research support to maintain its pro rata ownership of Stem Cell for 1998, which was recorded as research and development expense on a straight-line basis over the year ended December 31, 1998. During 1998, the Company exercised its final option to maintain its pro rata ownership in Stem Cell for an additional commitment of $825,000 in research support which was recognized as research and development expense on a straight-line basis over the year ending December 31, 1999. The Company paid $175,000 of this amount in December 1998 and paid the remaining amount during 1999.

[11] EMPLOYMENT RETIREMENT/SAVINGS PLAN

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

[12] RECENT ACCOUNTING PRONOUNCEMENTS

    (a) Comprehensive Income

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998 with no material impact on the Company's financial statements as there are no material differences between the Company's reported income and comprehensive income for all periods presented.

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

    (c) Pensions and Other Postretirement Benefits

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 is effective for years beginning after December 15, 1998. The Company adopted this statement for the year ended December 31, 1999. Adoption of this statement did not have a material impact on the Company's financial statements.

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (d) Derivative Instruments and Hedging Activities

    In June 1999, FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a significant impact on its consolidated financial position or results of operations.

    (e) Staff Accounting Bulletin No. 101

    Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION, was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the second quarter of fiscal 2000. The Company believes that the adoption of SAB 101 will have an impact on its future operating results as it relates to the upfront non-refundable payments and milestone payments received in connection with alliances (see Note 7). The historical financial statements reflect payments of approximately $18.5 million received through December 31, 1999. Based on guidance currently available, upon adoption of SAB 101, the Company will be required to record these fees as revenue over the life of the related agreement, as defined.

[13] RELATED PARTY TRANSACTIONS

    In March 1991, the Company entered into a supply agreement with Charles River Laboratories (CRL), which was amended in 1998. Under the terms of the amended agreement, CRL provides the Company with miniature swine and miniature swine organs for research and development purposes in exchange for payments of the costs of maintaining the miniature swine herd. Upon commencement of commercial sales of miniature swine organs, the Company and CRL will look to enter into a definitive supply agreement for the ongoing supply of miniature swine. In the years ended December 31, 1998 and 1999, the Company paid CRL approximately $878,000 and $940,000, respectively, under this agreement. James
C. Foster, President and Chief Executive Officer of CRL, is a director of the Company.

[14] SUBSEQUENT EVENTS

    On February 11, 2000, the Company issued and sold to a group of investors an aggregate of 1,215,000 shares of its common stock, $.01 par value per share, at a purchase price of $8.00 per share, for net proceeds to the Company of approximately $9,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the Company's two most recent fiscal years, there have been no disagreements with the Company's independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS

    Except as set forth below, the information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 7, 2000 (the "Proxy Statement").

    Certain required information about Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    The information required regarding executive compensation is incorporated by reference from the information under the captions "Compensation for Directors," "Compensation of Executive Officers," "Report of the Compensation Committee" and Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT

    The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K.

    1.  Financial Statements:

                                                              PAGE NUMBER IN
                                                               THIS REPORT
                                                              --------------
Report of Independent Public Accountants on Financial
  Statements................................................        31
Consolidated Balance Sheets at December 31, 1999 and 1998...        32
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997 and cumulative since
  inception (March 20, 1990)................................        33
Statements of Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997 and cumulative since
  inception (March 20, 1990)................................        34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997 and cumulative since
  inception (March 20, 1990)................................        35
Notes to Financial Statements...............................        36

    2. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b) No Current Reports on Form 8-K were filed by the Company during the last quarter covered by this report:

    The following trademarks are mentioned in this Annual Report on Form 10-K:

       BioTransplant-TM-
       AlloMune-TM-
       BTI-322-TM- antibody
       XenoMune-TM-
       ImmunoCognance-TM-

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28(th) day of March, 2000.

                                                       BIOTRANSPLANT INCORPORATED

                                                       By:             /s/ ELLIOT LEBOWITZ
                                                            -----------------------------------------
                                                                      Elliot Lebowitz, Ph.D.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                                                       President, Chief Executive
                 /s/ ELLIOT LEBOWITZ                     Officer and Director
     -------------------------------------------         (Principal Executive            March 28, 2000
               Elliot Lebowitz, Ph.D.                    Officer)

                                                       Vice President, Finance and
               /s/ RICHARD V. CAPASSO                    Treasurer (Principal
     -------------------------------------------         Financial and Accounting        March 28, 2000
                 Richard V. Capasso                      Officer)

                /s/ DONALD R. CONKLIN                  Director
     -------------------------------------------                                         March 28, 2000
                  Donald R. Conklin

                                                       Director
     -------------------------------------------                                         March   , 2000
                  William W. Crouse

                 /s/ JAMES C. FOSTER                   Director
     -------------------------------------------                                         March 28, 2000
                   James C. Foster

                /s/ DANIEL O. HAUSER                   Director
     -------------------------------------------                                         March 28, 2000
               Daniel O. Hauser, Ph.D

                                                       Director
     -------------------------------------------                                         March   , 2000
           Michael S. Perry, D.V.M., Ph.D.

                                 EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
         3.1 (2)           Restated Certificate of Incorporation.

         3.2 (2)           By-laws, as amended to date.

         4.1 (1)           Specimen certificate for shares of Common Stock.

       +10.1 (1)           Research and License Agreement between the Company and The
                           General Hospital Corporation, dated January 1, 1991 as
                           amended by Agreements dated November 10, 1993, June 28,
                           1995, November 1, 1995, December 19, 1995, December 22, 1995
                           and January 31, 1996 (the "1991 MGH Agreement").

       +10.2 (1)           Research and License Agreement between the Company and The
                           General Hospital Corporation dated December 8, 1992.

       +10.3 (1)           Research and License Agreement between the Company and The
                           General Hospital Corporation dated August 1, 1994.

       +10.4 (1)           Alliance Agreement between the Company and MedImmune, Inc., dated October 2, 1995.

       +10.5 (1)           Research and Supply Agreement between the Company and
                           Charles River Laboratories, Inc. dated March 1, 1991, as
                           supplemented by letter dated April 10, 1992.

       +10.6 (1)           Amended and Restated Collaboration Agreement between the
                           Company and Novartis Pharma, Inc. dated September 7, 1995.

       +10.7 (1)           Shareholders' Agreement by and among the Company, Castella
                           Research, Secure Sciences and Stem Cell Sciences Pty. Ltd.
                           dated April 5, 1994, as amended.

       +10.8 (1)           Research and License Agreement between the Company and Stem
                           Cell Sciences Pty Ltd. dated April 5, 1994 as amended.

        10.9 (1)           Form of Common Stock Warrant issued to affiliates of
                           BioLease, Inc in June 1994 and Schedule of Warrantholders.

        10.10(1)           Common Stock Warrant issued to Aberlyn Holding Company dated
                           June 16, 1993.

        10.11(1)           Common Stock Warrant issued to Aberlyn Capital Management
                           dated June 16, 1993.

        10.12(1)           Common Stock Warrant issued to Aberlyn Capital Management
                           Limited Partnership dated November 18, 1994.

        10.13(1)           Form of Common Stock Warrant issued to certain investors in
                           August 1994 and Schedule of Warrantholders.

        10.14(1)           Form of Common Stock Warrant issued to certain investors in
                           October 1994 and Schedule of Warrantholders.

        10.15(1)           Form of Common Stock Warrant issued to certain investors in
                           August 1995 and Schedule of Warrantholders.

        10.16(1)           Convertible Promissory Note and Warrant Purchase Agreement
                           by and among the Company, HealthCare Ventures II, L.P and
                           Everest Trust dated December 20, 1991.

EXHIBIT NO.                                        DESCRIPTION
-----------                ------------------------------------------------------------
        10.17(1)           Preferred Stock Warrant Agreement between the Company and
                           Comdisco, Inc., dated December 12, 1991, as clarified by a
                           Letter Agreement dated May 15, 1992.

        10.18(1)           Convertible Promissory Note and Warrant Purchase Agreement
                           by and among the Company and the parties signatory thereto dated October 31, 1994.

        10.19(1)           Third Amended and Restated Stockholders Agreement by and
                           among the Company and the parties signatory thereto; as
                           amended by a Consent, Waiver and Amendment dated January 23,
                           1996.

        10.20(1)           Form of Consent, Waiver and Amendment Agreement to Third
                           Amended and Restated Stockholders' Agreement by and among
                           the Company and the parties signatory thereto.

       *10.21(1)           Amended 1991 Stock Option Plan.

       *10.22(1)           1994 Directors' Equity Plan.

        10.23(1)           Consulting Agreement between the Company and Dr. David H.
                           Sachs dated January 1, 1991.

        10.24              Amendments to Consulting Agreement between the Company and
                           Dr. David H. Sachs dated December 1, 1998 and January 5,
                           2000.

        10.25(1)           Master Lease Agreement between the Company and Aberlyn
                           Capital Management Limited Partnership dated May 12, 1993.

        10.26(1)           Master Lease Agreement between the Company and Comdisco,
                           Inc., dated December 12, 1991.

        10.27(1)           Lease between the Company and BioLease, Inc. dated March 17,
                           1994.

        10.28              Amendment to Lease between the Company and BioLease, Inc.
                           dated November 17, 1998.

       +10.29(2)           Development and Supply Agreement between BioTransplant
                           Incorporated and Dendreon Corporation (formerly, Activated
                           Cell Therapy), dated August 22, 1996.

       +10.30(3)           Agreement to further vary Shareholder's Agreement between
                           BioTransplant Incorporated and C.R., S.S. and Stem Cell
                           Sciences Pty., Ltd., dated December 20, 1996.

       +10.31(3)           Agreement to further vary Shareholder's Agreement between
                           BioTransplant Incorporated and C.R., S.S. and Stem Cell
                           Sciences Pty., Ltd., dated March 16, 1997, as amended.

       +10.32(4)           Collaboration and License Agreement between the Company and
                           Novartis Pharma AG, dated October 6, 1997.

        10.33(6)           Letter Agreement, Security Agreement and Promissory Note
                           between the Company and Fleet National Bank, dated August
                           10, 1999.

       +10.34(5)           Miniature swine Transfer and Maintenance Agreement dated
                           January 1, 1998 by and between Charles River Laboratories,
                           Inc., Wilmington Partners, L.P. and the Company.

        23.1               Consent of Arthur Andersen LLP.

        27.1               Financial Data Schedule--Year Ended December 31, 1999.

------------------------

* Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

+  Confidential treatment requested as to certain portions.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-2144).

(2) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.

(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

(6) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.