Form 10-Q
period 2000-03-31
BIOTRANSPLANT INC
filed 2000-05-10
CIK 880259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)


      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED MARCH 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                    Yes /X/   No / /



          As of May 5, 2000, there were 11,681,174 shares of the Registrant's Common Stock outstanding.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                                         Page No.
                                                                                                                         --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000..............................      3

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1999
                  and 2000, and for the period from inception (March 20, 1990) to March 31, 2000.......................      4

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000,
                  and for the period from inception (March 20, 1990) to March 31, 2000.................................      5

         Notes to Condensed Consolidated Financial Statements..........................................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS............................................................................      8

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................................     11



                           PART II. OTHER INFORMATION

ITEM 1. - 6. ..........................................................................................................     12

                  SIGNATURES...........................................................................................     13


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                               March 31,
                                                                              December 31,       2000
                                                                                  1999        (Unaudited)
                                                                              ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                    $ 17,648,789    $ 25,441,738
 Short-term investments                                                          3,718,033       1,593,174
 Other receivables                                                                 400,500
 Prepaid expenses and other current assets                                         169,733         149,026
                                                                              ------------    ------------
  Total current assets                                                          21,937,055      27,183,938

Property and equipment - net                                                     1,482,000       1,414,009
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $ 23,419,055    $ 28,597,947
                                                                              ------------    ------------
                                                                              ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long term debt                                            $    233,333     $   233,333
 Accounts payable                                                                  433,067         346,172
 Accrued expenses                                                                2,516,173       2,232,524
 Deferred revenue                                                                4,125,000       2,636,500
                                                                              ------------    ------------
  Total current liabilities                                                      7,307,573       5,448,529
                                                                              ------------    ------------
 Long-term debt, net of current portion                                            466,667         408,333
                                                                              ------------    ------------
Stockholders' equity:
 Preferred stock, $.01 par value, authorized 2,000,000 shares; issued
  and outstanding - no shares                                                           --              --

 Common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 10,300,890 shares at December 31, 1999 and 11,661,825 shares
  at March 31, 2000                                                                103,010         116,667
 Additional paid-in capital                                                     72,688,036      82,269,574
 Accumulated deficit                                                           (57,146,231)    (59,645,156)
                                                                              ------------    ------------
  Total stockholders' equity                                                    15,644,815      22,741,085
                                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 23,419,055    $ 28,597,947
                                                                              ------------    ------------
                                                                              ------------    ------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended         Cumulative
                                              March 31,               Since
                                         1999           2000        Inception
                                     -----------    -----------    ------------
    Revenues:
     License fees                    $        --    $        --    $ 18,500,000
     Research and development          1,238,500      1,488,500      33,740,475
     Interest income                     225,158        329,414       5,982,253
                                     -----------    -----------    ------------
      Total revenues                   1,463,658      1,817,914      58,222,728
                                     -----------    -----------    ------------

    Expenses:
     Research and development          3,807,809      3,691,182      96,632,740
     General and administrative          546,852        610,578      19,442,573
     Interest                                659         15,080       1,792,572
                                     -----------    -----------    ------------
      Total expenses                   4,355,320      4,316,840     117,867,885
                                     -----------    -----------    ------------

    Net loss                         $(2,891,662)   $(2,498,926)   $(59,645,157)
                                     -----------    -----------    ------------
                                     -----------    -----------    ------------

    Basic and diluted net loss
     per common share                $     (0.34)   $     (0.23)
                                     -----------    ------------
                                     -----------    ------------

    Weighted average common shares
     outstanding                       8,582,859     11,031,315
                                     -----------    ------------
                                     -----------    ------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended          Cumulative
                                                                             March 31,                 Since
                                                                         1999           2000         Inception
                                                                     -----------     -----------    ------------
Cash flows from operating activities:
 Net loss                                                            $(2,891,662)    $(2,498,926)   $(59,645,157)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                        93,976         104,566       3,981,710
     Noncash interest expense                                                 --              --         465,477
     Noncash expenses related to options and warrants                                         --       1,186,785
     Changes in current assets and liabilities:
       Accounts receivable                                              (113,525)         10,175          21,513
       Deposits and prepaid expenses                                     505,160         411,032        (170,539)
       Accounts payable                                                 (181,399)        (86,895)        346,172
       Accrued expenses                                                  369,696        (283,648)      2,232,524
       Deferred revenue                                               (1,125,000)     (1,488,500)      2,636,500
                                                                     -----------     -----------    ------------
     Net cash used in operating activities                            (3,342,754)     (3,832,196)    (48,945,015)
                                                                     -----------     -----------    ------------
Cash flows from investing activities:
 Purchases of property and equipment                                    (142,656)        (36,575)     (4,772,523)
 Disposal of property and equipment, net                                      --              --          28,040
 Purchases of investments                                               (404,136)     (1,594,926)    (71,819,323)
 Proceeds from investments                                             5,086,918       3,719,786      70,226,149
                                                                     -----------     -----------    ------------
     Net cash provided by (used in) investing activities               4,540,126       2,088,285      (6,337,657)
                                                                     -----------     -----------    ------------
Cash flows from financing activities:
 Proceeds from convertible notes payable to stockholders                      --              --       9,400,000
 Payments of long-term debt                                                   --         (58,334)        (58,334)
 Payments of obligations under capital leases                             (2,881)             --      (2,194,210)
 Proceeds from sale/leaseback of equipment                                    --              --         771,968
 Proceeds from long-term debt                                                 --              --         700,000
 Net proceeds from equipment leases                                           --              --       1,422,240
 Net proceeds from sale of redeemable convertible preferred stock             --              --      25,661,526
 Proceeds from sale of common stock                                           75       9,595,194      45,021,220
                                                                     -----------     -----------    ------------
     Net cash provided by (used in) financing activities                  (2,806)      9,536,860      80,724,410
                                                                     -----------     -----------    ------------

Net increase in cash and cash equivalents                              1,194,566       7,792,949      25,441,738

Cash and cash equivalents, beginning of period                        13,168,496      17,648,789              --
                                                                     -----------     -----------    ------------

Cash and cash equivalents, end of period                             $14,363,062    $ 25,441,738    $ 25,441,736
                                                                     -----------     -----------    ------------
                                                                     -----------     -----------    ------------
Supplemental disclosures and noncash transactions:
 Increase in equipment under capital leases                          $        --     $        --    $ (2,210,270)
                                                                     -----------     -----------    ------------
                                                                     -----------     -----------    ------------
 Conversion of convertible notes payable to stockholders and
    Accrued interest into redeemable convertible preferred stock     $        --     $        --    $  9,905,710
                                                                     -----------     -----------    ------------
                                                                     -----------     -----------    ------------
 Conversion of preferred stock into common stock                     $        --     $        --    $ 36,202,290
                                                                     -----------     -----------    ------------
                                                                     -----------     -----------    ------------
 Issuance of warrants                                                $        --     $        --    $    741,737
                                                                     -----------     -----------    ------------
                                                                     -----------     -----------    ------------
 Interest paid during the period                                     $       627     $    15,080    $  1,425,585
                                                                     -----------     -----------    ------------
                                                                     -----------     -----------    ------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  OPERATIONS AND BASIS OF PRESENTATION

BioTransplant Incorporated (the "Company") was incorporated on March 20, 1990. The Company utilizes its proprietary technologies in re-educating the body's immune responses to allow tolerance of foreign cells, tissues and organs. Based on this ImmunoCognance-TM- technology, the Company is developing a portfolio of products designed to treat a range of medical conditions for which current therapies are inadequate, including organ and tissue transplantation, cancer and autoimmune disease. BioTransplant's products under development are intended to induce long-term functional transplantation tolerance in humans, increase the therapeutic benefit of bone marrow transplants, and reduce or eliminate the need for lifelong immunosuppresive therapy.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals and collaborative partners, competition from larger companies, the development of commercially usable products, obtaining regulatory approval for products under development, and the need to obtain adequate additional financing necessary to fund the development of its products.

The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC.

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

The Company held the following investments at December 31, 1999 and March 31, 2000:


                                                             December 31,      March 31,
                                                                 1999            2000
                                                             ------------     -----------
    Cash and cash equivalents:                               $17,648,789      $25,441,738
                                                             ------------     -----------
    Short-term Investments:
      Corporate Bonds (average maturity of 4 months)                  --      $ 1,593,174
      Commercial Paper (average maturity of 2 months)        $ 3,718,033               --
                                                             ------------     -----------

    Total cash and cash equivalents and investments          $21,366,822      $27,034,912
                                                             ------------     -----------
                                                             ------------     -----------


                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


3.  NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of stock issuable pursuant to options and warrants would be antidilutive. Antidilutive securities not included consist of 962,530 shares issuable pursuant to common stock options and 327,504 shares issuable pursuant to common stock warrants.

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

Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than the second quarter of fiscal 2000. The Company believes that the adoption of SAB 101 will have an impact on its future operating results as it relates to the upfront non-refundable payments and milestone payments received in connection with alliances (see Note 7). The historical financial statements reflect payments of approximately $18.5 million received through December 31, 1999. Based on guidance currently available, upon adoption of SAB 101, the Company will be required to record these fees as revenue over the life of the related agreement, as defined.

5.  TERM NOTE

    In September 1997, the Company entered into a term note with a bank, whereby the Company may borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company extended the drawdown period and increased its availability to $1.0 million under the same conditions of this term note. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (9.0% at March 31, 2000) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (6.12% at March 31, 2000) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $642,000 in borrowings outstanding under this term note at March 31, 2000.

6.  SEGMENT REPORTING

The Company has adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for reporting information about operating segments. In accordance with SFAS 131, the Company believes that it operates in one operating segment.

7. COMPREHENSIVE INCOME
In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998 with no material impact on the Company's financial statements as there are no material differences between the Company's reported income and comprehensive income for all periods presented.

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

    In October 1997, the Company and Novartis expanded their relationship by entering into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million assuming the agreement continues for its full term and certain research objectives are met. As of March 31, 2000, research funding of $13.5 million, license fees of $4.0 million and milestone payments of $2.5 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products, portions of which may be repayable under certain circumstances.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues increased to $1.8 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. The increase in revenues was primarily due to $1.5 million in sponsored research funding from Novartis during the three months ended March 31, 2000, compared to $1.2 million in sponsored research funding from Novartis during the three months ended
March 31, 1999. Additionally, interest income increased to $329,000 for the three months ended March 31, 2000 from $225,000 for the three months ended
March 31, 1999. The increase was due primarily to higher cash balances available for investment as well as rising interest rates.

Research and development expenses decreased to $3.7 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999. This decrease was primarily due to decreased levels of external research support.

General and administrative expenses increased to $611,000 for the three months ended March 31, 2000 from $547,000 for the three months ended March 31, 1999. This increase was primarily due increases in the Company's general corporate expenditures in the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

As a result of the above factors the Company generated a net loss for the three months ended March 31, 2000 of $2.5 million, or $0.23 per share, compared to a net loss of $2.9 million, or $0.34 per share for the three months ended March 31, 1999.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $80.1 million from sales of equity securities. The Company has also received $49.7 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing, and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $59.6 million and the investment of approximately $5.3 million in equipment and leasehold improvements through March 31, 2000. During 1999, the Company extended and increased its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were $642,000 in borrowings outstanding under this term note March 31, 2000. The Company had no significant commitments as of March 31, 2000 for capital expenditures.

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

    The Company had cash and cash equivalents and investments of $27.0 million as of March 31, 2000.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


FACTORS AFFECTING FUTURE OPERATING RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Section titled "Business - Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC, which
Section is incorporated herein by reference.

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

Other factors that may affect the Company's future operating results include the inherent risk of product liability claims which may result from the testing, marketing and sale of human therapeutic products, risks related to disruptions in the Company's supply of miniature swine, the Company's fluctuations in quarterly operating results, the Company's ability to continue to attract and retain qualified management and scientific staff, risks associated with the regulatory approval process, and its ability to anticipate or respond adequately to rapid and significant technological changes that may develop in the field of human therapeutic products.

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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
              Response:  None

Item 2.       Changes in Securities
              Response: On February 11, 2000, the Company issued and sold to a group of investors an aggregate of 1,215,000 shares of its common stock, $.01 par value per share, at a purchase price of $8.00 per share, for net proceeds to the Company of approximately $9.0 million. No person acted as an underwriter with respect to this transaction. The Company relied on Regulation D of the Securities Act of 1933, as amended, ("the Securities Act") for exemptions from the registration requirements of the Securities Act.

Item 3.       Defaults upon Senior Securities
              Response:  None

Item 4.       Submission of Matters to a Vote of Security Holders
              Response:  None

Item 5.       Other Information
              Response:  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     27       Financial Data Schedule.

b)   Reports on Form 8-K
     February 16, 2000

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BioTransplant Incorporated
                                  (Registrant)

Date: May 14, 1999                /S/ ELLIOT LEBOWITZ
                                  -------------------

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