Form 10-Q
period 2000-06-30
BIOTRANSPLANT INC
filed 2000-08-14
CIK 880259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED JUNE 30, 2000

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



     As of August 4, 2000 there were 11,695,149 shares of the Registrant's Common Stock outstanding.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                                 Page No.
                                                                                                                 --------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000..........................   3

         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999
                 and 2000, and for the period from inception (March 20, 1990) to June 30, 2000....................   4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 2000,
                 and for the period from inception (March 20, 1990) to June 30, 2000..............................   5

         Notes to Condensed Consolidated Financial Statements.....................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS................................................................................   8

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................................................  11



                           PART II. OTHER INFORMATION

ITEM 1. - 6.......................................................................................................  12

         SIGNATURES...............................................................................................  13


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                            June 30,
                                                                                          December 31,        2000
                                                                                              1999         (Unaudited)
                                                                                        ---------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $ 17,648,789      20,117,978
     Short-term investments                                                                  3,718,033       3,109,675
     Accounts receivable                                                                       400,500         227,000
     Prepaid expenses and other current assets                                                 169,733         394,602
                                                                                          ------------    ------------
         Total current assets                                                               21,937,055      23,849,255
                                                                                          ------------    ------------

Property and equipment - net                                                                 1,482,000       1,364,211
                                                                                          ------------    ------------

TOTAL ASSETS                                                                              $ 23,419,055    $ 25,213,466
                                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                    $    233,333    $    233,333
     Accounts payable                                                                          433,067         441,661
     Accrued expenses                                                                        2,516,173       2,424,896
     Deferred revenue                                                                        4,125,000       1,375,000
                                                                                          ------------    ------------
         Total current liabilities                                                           7,307,573       4,474,890
                                                                                          ------------    ------------

     Long-term debt, net of current portion                                                    466,667         344,191
                                                                                          ------------    ------------

Stockholders' equity:

     Preferred stock, $.01 par value, authorized - 2,000,000 shares; issued and
         outstanding - no shares                                                                  --              --
     Common stock, $.01 par value, authorized - 25,000,000 shares at
         December 31, 1999 and 50,000,000 at June 30, 2000; issued and outstanding - 10,300,890 shares at December 31, 1999 and 11,683,428
         shares at June 30, 2000                                                               103,010         116,826
     Additional paid-in capital                                                             72,688,036      82,330,995
     Accumulated deficit                                                                   (57,146,231)    (62,053,436)
                                                                                          ------------    ------------
         Total stockholders' equity                                                         15,644,815      20,394,385
                                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 23,419,055    $ 25,213,466
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended              Six Months Ended              Cumulative
                                            June 30,                          June 30,                  Since
                                     1999             2000              1999           2000           Inception
                                --------------   ---------------  --------------   --------------   --------------
Revenues:
   License fees                  $        --      $        --      $        --      $        --      $  18,500,000
   Research and development          1,238,500        1,488,500        2,477,000        2,977,000       35,228,975
   Interest income                     173,748          370,619          398,906          700,031        6,352,870
                                 -------------    -------------    -------------    -------------    -------------
        Total revenues               1,412,248        1,859,119        2,875,906        3,677,031       60,081,845
                                 -------------    -------------    -------------    -------------    -------------

Expenses:
   Research and development          3,812,423        3,633,849        7,620,232        7,325,031      100,266,589
   General and administrative          566,885          617,457        1,113,737        1,228,035       20,060,030
   Interest                                671           16,090            1,330           31,170        1,808,662
                                 -------------    -------------    -------------    -------------    -------------
        Total expenses               4,379,979        4,267,396        8,735,299        8,584,236      122,135,281
                                 -------------    -------------    -------------    -------------    -------------
Net loss                         $  (2,967,731)     $(2,408,277)     $(5,859,393)     $(4,907,205)    $(62,053,436)
                                 =============    =============    =============    =============    =============

Basic and diluted net loss
   per common share              $       (0.35)     $     (0.21)     $     (0.68)     $     (0.43)
                                 =============    =============    =============    =============

Weighted average common shares
   outstanding                       8,583,338       11,679,739        8,583,101       11,356,351
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Six Months Ended          Cumulative
                                                                                   June 30,                 Since
                                                                             1999           2000          Inception
                                                                       --------------   -------------   ------------
Cash flows from operating activities:
     Net loss                                                           $ (5,859,393)   $ (4,907,205)   $(62,053,436)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                       194,846         206,323       4,083,467
         Noncash interest expense                                               --              --           465,477
         Noncash expenses related to options and warrants                       --              --         1,186,787
         Changes in current assets and liabilities:
              Accounts receivable                                           (227,025)       (195,312)       (206,650)
              Deposits and prepaid expenses                                  520,761         155,281        (426,290)
              Accounts payable                                                73,205           8,594         441,661
              Accrued expenses                                               498,452         (91,276)      2,424,896
              Deferred revenue                                            (2,250,000)     (2,750,000)      1,375,000
                                                                        ------------    ------------    ------------
         Net cash used in operating activities                            (7,049,154)     (7,584,933)    (52,697,750)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                    (277,422)        (88,534)     (4,824,482)
     Disposal of property and equipment, net                                    --              --            28,040
     Purchases of investments                                               (404,136)     (3,123,356)    (73,347,752)
     Proceeds from investments                                             6,597,029       3,731,713      70,238,076
                                                                        ------------    ------------    ------------
         Net cash provided by (used in) investing activities               5,915,471         519,824      (7,906,118)
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                    --              --         9,400,000
     Payments of long-term debt                                                 --          (122,476)       (122,476)
     Payments of obligations under capital leases                             (5,873)         (5,873)     (2,194,210)
     Proceeds from sale/leaseback of equipment                                  --              --           771,968
     Net proceeds from equipment leases                                         --              --         1,422,240
     Net proceeds from sale of redeemable convertible preferred stock           --              --        25,661,526
     Proceeds from sale of common stock                                           75       9,656,774      45,082,798
                                                                        ------------    ------------    ------------
         Net cash provided by (used in) financing activities                  (5,798)     80,721,846       9,534,298
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      (1,139,481)      2,469,189      20,117,978

Cash and cash equivalents, beginning of period                            13,168,496      17,648,789            --
                                                                        ------------    ------------    ------------

Cash and cash equivalents, end of period                                $ 12,029,015    $ 20,117,978    $ 20,117,978
                                                                        ============    ============    ============

Supplemental disclosures and noncash transactions:
     Equipment acquired under capital leases                            $       --      $       --      $  2,210,270
                                                                        ============    ============    ============

     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock   $       --      $       --      $  9,905,710
                                                                        ============    ============    ============

     Conversion of preferred stock into common stock                    $       --      $       --      $ 36,202,290
                                                                        ============    ============    ============

     Issuance of warrants                                               $       --      $       --      $    741,737
                                                                        ============    ============    ============

     Interest paid during the period                                    $      1,260    $     29,143    $  1,439,648
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  OPERATIONS AND BASIS OF PRESENTATION

BioTransplant Incorporated and subsidiary (the "Company") was incorporated on March 20, 1990. The Company utilizes its proprietary technologies in re-educating the body's immune responses to allow tolerance of foreign cells, tissues and organs. Based on this technology, which the Company refers to as ImmunoCognanceTM, the Company is developing a portfolio of products designed to treat a range of medical conditions for which current therapies are inadequate, including organ and tissue transplantation, cancer and autoimmune disease. BioTransplant's products under development are intended to induce long-term functional transplantation tolerance in humans, increase the therapeutic benefit of bone marrow transplants, and reduce or eliminate the need for lifelong immunosuppresive therapy.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals and collaborative partners, competition from larger companies, the Company's ability to develop commercially usable products, and to obtain and maintain regulatory approval for products under development, and the Company's ability to obtain adequate additional financing necessary to fund the development of its products.

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

2.  CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents include short-term, highly liquid investments with original maturities of less than ninety days from the date of purchase. Short-term investments consist primarily of corporate notes and securities issued by the United States Treasury or other United States government agencies with original maturities of greater than three months and remaining maturities of less than one year. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates market value.

The Company held the following investments at December 31, 1999 and June 30,
2000:


                                                             December 31,      June 30,
                                                                 1999            2000
                                                             ------------     -----------
    Cash and cash equivalents                                $17,648,789      $20,117,978
                                                             ------------     -----------
    Short-term Investments
      Corporate Bonds (average maturity of 4 months)                  --      $ 3,109,675
      Commercial Paper (average maturity of 2 months)        $ 3,718,033               --
                                                             ------------     -----------

    Total cash and cash equivalents and investments          $21,366,822      $23,227,653
                                                             ------------     -----------
                                                             ------------     -----------

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.  NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock issuable pursuant to options and warrants would be antidilutive. Antidilutive securities not included consist of 814,062 shares issuable pursuant to common stock options and 288,766 shares issuable pursuant to common stock warrants.

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

Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than December 31, 2000. The Company believes that the adoption of SAB 101 will have an impact on its future operating results as it relates to the upfront non-refundable payments and milestone payments received in connection with alliances. The historical financial statements reflect payments of approximately $18.5 million received through December 31, 1999. Based on guidance currently available, upon adoption of SAB 101, the Company will be required to record these fees as revenue over the life of the related agreement, as defined.

5.  TERM NOTE

    In September 1997, the Company entered into a term note with a bank, whereby the Company could borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company amended the term note to extend the drawdown period and increase its availability to $1.0 million under the same conditions of the original term note. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (9.5% at June 30, 2000) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (6.35% at June 30, 2000) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $ 577,524 in borrowings outstanding under this term note at June 30, 2000.

6.  SEGMENT REPORTING

The Company has adopted Statement of Financial Accounting Standards Board (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for reporting information about operating segments. In accordance with SFAS 131, the Company believes that it operates in one operating segment.

7. COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There are no material differences between the Company's reported income and comprehensive income for all periods presented.

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

    In October 1997, the Company and Novartis expanded their relationship by entering into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million assuming the agreement continues for its full term and certain research objectives are met. As of June 30, 2000, research funding of $13.5 million, license fees of $4.0 million and milestone payments of $2.5 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products, portions of which may be repayable under certain circumstances.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues increased to $1.9 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999. The increase in revenues was primarily due to $1.5 million in sponsored research funding from Novartis during the three months ended June 30, 2000, compared to $1.2 million in sponsored research funding from Novartis during the three months ended June 30, 1999. Additionally, interest income increased to $371,000 for the three months ended June 30, 2000 from $174,000 for the three months ended June 30, 1999. The increase was due primarily to higher cash balances available for investment purposes as well as rising interest rates.

Research and development expenses decreased to $3.6 million for the three months ended June 30, 2000 from $3.8 million for the three months ended June 30, 1999. This decrease was primarily due to decreased levels of external research support.

General and administrative expenses increased to $617,000 for the three months ended June 30, 2000 from $567,000 for the three months ended June 30, 1999. This increase was primarily due to increases in the Company's general corporate expenditures in the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

As a result of the above factors, the Company generated a net loss for the three months ended June 30, 2000 of $2.4 million, or $0.21 per share, compared to a net loss of $3.0 million, or $0.35 per share for the three months ended June 30, 1999.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues increased to $3.7 million for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999. The increase in revenues was primarily due to $3.0 million in sponsored research funding from Novartis during the six months ended June 30, 2000, compared to $2.5 million in sponsored research funding from Novartis during the six months ended June 30, 1999. Additionally, interest income increased to $700,000 for the six months ended June 30, 2000 from $399,000 for the six months ended June 30, 1999. The increase was due primarily to higher cash balances available for investment purposes as well as rising interest rates.

Research and development expenses decreased to $7.3 million for the six months ended June 30, 2000 from $7.6 million for the six months ended June 30, 1999. This decrease was primarily due to decreased levels of external research support.

General and administrative expenses increased to $1.2 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999. This increase was primarily due to increases in the Company's general corporate expenditures in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

As a result of the above factors the Company generated a net loss for the six months ended June 30, 2000 of $4.9 million, or $0.43 per share, compared to a net loss of $5.9 million, or $0.68 per share for the three months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $80.1 million from sales of equity securities. The Company has also received $50.9 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing, and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $62.1 million and the investment of approximately $5.4 million in equipment and leasehold improvements through June 30, 2000. During 1999, the Company extended and increased its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were $577,000 in borrowings outstanding under this term note June 30, 2000. The Company had no significant commitments as of June 30, 2000 for capital expenditures.

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

    The Company had cash, cash equivalents and short-term investments of $23.2 million as of June 30, 2000.

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

Item 1.       Legal Proceedings
              Response:  None

Item 2.       Changes in Securities
              Response:  None

Item 3.       Defaults upon Senior Securities
              Response:  None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on Monday, May 24, 1999. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

1. To elect the following persons to serve as Directors of the Company for the ensuing year.

                                                        Number of Votes
                                                     For            Abstaining
                                               ----------------    -------------
     Elliot Lebowitz, Ph.D.                        8,522,029            9,440
     Donald R. Conklin                             8,525,779            5,690
     William W. Crouse                             8,525,779            5,690
     James C. Foster, J.D.                         8,525,779            5,690
     Daniel O. Hauser, Ph.D.                       8,525,779            5,690
     Michael S. Perry, D.V.M., Ph.D.               8,525,779            5,690
     Robert A. Vukovich, Ph.D.                     8,525,779            5,690

2. To approve the amendment to the Company's Restated Certificate of Incorporation increasing from 25,000,000 to 50,000,000 the number of authorized shares of Common Stock.

                            Number of Votes
            For                Against              Abstaining                    Unvoted
     ------------------    -----------------   ----------------------    ---------------------------
          8,017,332              511,537               2,600                        0


3. To ratify the selection of Arthur Andersen LLP as the Company's independent accountants for 2000.

                            Number of Votes
            For                Against              Abstaining                    Unvoted
     ------------------    -----------------   ----------------------    ---------------------------
          8,520,604              8,550                 2,315                        0

Item 5. Other Information
        Response: None

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     27       Financial Data Schedule.
     99.1     Pages 14 to 24 of the Company's Annual Report on Form 10-K for the
              year ended December 31, 1999, as filed with the Securities and Exchange Commission, which are deemed to be filed except to the extent that any such portions are not expressly incorporated herein by reference.

b)   Reports on Form 8-K
     July 18, 2000

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BioTransplant Incorporated
                                  (Registrant)

Date: August 11, 1999             /S/ ELLIOT LEBOWITZ
                                  -------------------

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