Form 10-Q
period 2000-09-30
BIOTRANSPLANT INC
filed 2000-11-13
CIK 880259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     As of November 3, 2000 there were 11,767,562 shares of the Registrant's Common Stock outstanding.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                Page No.
                                                                                --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       Condensed Consolidated Balance Sheets as of December 31, 1999 and
          September 30, 2000 ...................................................     3

       Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 2000, and for the period
          from inception (March 20, 1990) to September 30, 2000 ................     4

       Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000, and for the period from inception
          (March 20, 1990) to September 30, 2000 ...............................     5

       Notes to Condensed Consolidated Financial Statements ....................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS ...................................................     8

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ..............    11

                           PART II. OTHER INFORMATION

ITEM 1. - 6. ...................................................................    12

SIGNATURES .....................................................................    13


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,
                                                          December 31,          2000
                                                             1999           (Unaudited)
                                                         ------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                           $ 17,648,789         14,517,476
     Short-term investments                                 3,718,033          4,863,052
     Accounts receivable                                      400,500            287,247
     Prepaid expenses and other current assets                169,733            225,046
                                                         ------------       ------------
         Total current assets                              21,937,055         19,892,821
                                                         ------------       ------------
Property and equipment - net                                1,482,000          1,316,161
                                                         ------------       ------------
TOTAL ASSETS                                             $ 23,419,055       $ 21,208,982
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                   $    233,333       $    233,333
     Accounts payable                                         433,067            326,566
     Accrued expenses                                       2,516,173          2,333,780
     Deferred revenue                                       4,125,000                 --
                                                         ------------       ------------
         Total current liabilities                          7,307,573          2,893,679
                                                         ------------       ------------
     Long-term debt, net of current portion                   466,667            305,303
                                                         ------------       ------------
Stockholders' equity:
     Preferred stock, $.01 par value,
         authorized - 2,000,000 shares;
         issued and outstanding - no shares                        --                 --
     Common stock, $.01 par value,
         authorized - 25,000,000 shares at
         December 31, 1999 and 50,000,000 at
         September 30, 2000;  issued and
         outstanding - 10,300,890  shares
         at December 31, 1999 and 11,717,430 shares
         at September 30, 2000                                103,010            117,058
     Additional paid-in capital                            72,688,036         82,446,820
     Accumulated deficit                                  (57,146,231)       (64,553,878)
                                                         ------------       ------------
         Total stockholders' equity                        15,644,815         18,010,000
                                                         ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 23,419,055       $ 21,208,982
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended                     Nine Months Ended                 Cumulative
                                              September 30,                         September 30,                      Since
                                        1999               2000                1999                2000              Inception
                                   -------------       -------------       -------------       -------------       -------------
Revenues:
   License fees                    $   2,500,000       $          --       $   2,500,000       $          --       $  18,500,000
   Research and development            1,234,619           1,476,880           3,711,619           4,453,880          36,705,855
   Interest income                       160,789             348,327             559,695           1,048,358           6,701,197
                                   -------------       -------------       -------------       -------------       -------------
        Total revenues                 3,895,408           1,825,207           6,771,314           5,502,238          61,907,052
                                   -------------       -------------       -------------       -------------       -------------

Expenses:
   Research and development            3,812,515           3,645,493          11,432,747          10,970,524         103,912,082
   General and administrative            683,940             664,673           1,797,677           1,892,708          20,724,703
   Interest                                  485              15,483               1,815              46,653           1,824,145
                                   -------------       -------------       -------------       -------------       -------------
        Total expenses                 4,496,940           4,325,649          13,232,239          12,909,885         126,460,930
                                   -------------       -------------       -------------       -------------       -------------
Net loss                           $    (601,532)      $  (2,500,442)      $  (6,460,925)      $  (7,407,647)      $ (64,553,878)
                                   =============       =============       =============       =============       =============
Basic and diluted net loss
   per common share                $       (0.07)      $       (0.21)      $       (0.75)      $       (0.65)
                                   =============       =============       =============       =============
Weighted average common
   shares outstanding                  8,583,844          11,708,920           8,583,351          11,470,249
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended                Cumulative
                                                                                   September 30,                    Since
                                                                               1999               2000            Inception
                                                                           ------------       ------------       ------------
Cash flows from operating activities:
     Net loss                                                              $ (6,460,925)      $ (7,407,647)      $(64,553,878)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                          292,584            311,672          4,188,816
         Noncash interest expense                                                    --                 --            465,477
         Noncash expenses related to options and warrants                            --                 --          1,186,787
         Changes in current assets and liabilities:
              Accounts receivable                                                                 (298,585)          (287,247)
              Deposits and prepaid expenses                                     759,721            356,525           (225,046)
              Accounts payable                                                  (62,299)          (106,501)           326,566
              Accrued expenses                                                  715,604           (182,392)         2,333,780
              Deferred revenue                                                3,226,856         (4,125,000)
                                                                           ------------       ------------       ------------
         Net cash used in operating activities                               (1,528,459)       (11,451,928)       (56,564,745)
                                                                           ------------       ------------       ------------
Cash flows from investing activities:
     Purchases of property and equipment                                       (294,442)          (145,834)        (4,881,782)
     Disposal of property and equipment, net                                         --                 --             28,040
     Purchases of short-term investments                                       (404,136)        (6,461,733)       (76,686,130)
     Proceeds from short-term investments                                     7,247,099          5,316,713         71,823,076
                                                                           ------------       ------------       ------------
         Net cash provided by (used in) investing activities                  6,548,521         (1,290,854)        (9,716,796)
                                                                           ------------       ------------       ------------
Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                         --                 --          9,400,000
     Payments of long-term debt                                                      --           (161,364)          (161,364)
     Payments of obligations under capital leases                                (8,980)                           (2,194,210)
     Proceeds from sale/leaseback of equipment                                       --                 --            771,968
     Net proceeds from equipment leases                                              --                 --          1,422,240
     Net proceeds from long-term debt                                           700,000                               700,000
     Net proceeds from sale of redeemable convertible preferred stock                --                 --         25,661,526
     Proceeds from sale of common stock                                           7,975          9,772,833         45,198,857
                                                                           ------------       ------------       ------------
         Net cash provided by (used in) financing activities                   (698,995)         9,611,469         80,799,017
                                                                           ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                         (5,719,057)        (3,131,313)        14,517,476

Cash and cash equivalents, beginning of period                               13,168,496         17,648,789                 --
                                                                           ------------       ------------       ------------
Cash and cash equivalents, end of period                                   $ 18,887,553       $ 14,517,476       $ 14,517,476
                                                                           ============       ============       ============
Supplemental disclosures and noncash transactions:
     Equipment acquired under capital leases                               $         --       $         --       $  2,210,270
                                                                           ============       ============       ============
     Conversion of convertible notes payable to stockholders and
         accrued interest into redeemable convertible preferred stock      $         --       $         --       $  9,905,710
                                                                           ============       ============       ============
     Conversion of preferred stock into common stock                       $         --       $         --       $ 36,202,290
                                                                           ============       ============       ============
     Issuance of warrants                                                  $         --       $         --       $    741,737
                                                                           ============       ============       ============
     Interest paid during the period                                       $      1,745       $     43,504       $  1,453,559
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   OPERATIONS AND BASIS OF PRESENTATION

BioTransplant Incorporated and subsidiary (the "Company") was incorporated on March 20, 1990. The Company utilizes its proprietary technologies in re-educating the body's immune responses to allow tolerance of foreign cells, tissues and organs. Based on this technology, which the Company refers to as ImmunoCognance-TM-, the Company is developing a portfolio of products designed to treat a range of medical conditions for which current therapies are inadequate, including organ and tissue transplantation, cancer and autoimmune disease. BioTransplant's products under development are intended to induce long-term functional transplantation tolerance in humans, increase the therapeutic benefit of bone marrow transplants, and reduce or eliminate the need for lifelong immunosuppresive therapy.

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

The Company held the following investments at December 31, 1999 and September 30, 2000:

                                                       December 31,     September 30,
                                                           1999            2000
                                                       -----------      -----------
Cash and cash equivalents                              $17,648,789      $14,517,746
                                                       -----------      -----------
Short-term Investments
  Corporate Bonds (average maturity of 4 months)                --      $ 2,399,662
  Commercial Paper (average maturity of 3 months)      $ 3,718,033        2,463,390
                                                       -----------      -----------

Total cash and cash equivalents and investments        $21,366,822      $19,380,798
                                                       ===========      ===========

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


3.   NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock issuable pursuant to options and warrants would be antidilutive. Antidilutive securities not included consist of 848,369 shares issuable pursuant to common stock options and 299,535 shares issuable pursuant to common stock warrants.

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

Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than October 1, 2000. The Company does not expect adoption of this statement to have a significant impact on its financial statements.

5.   TERM NOTE

In September 1997, the Company entered into a term note with a bank, whereby the Company could borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company amended the term note to extend the drawdown period and increase its availability to $1.0 million under the same conditions of the original term note. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (9.5% at September 30, 2000) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (6.66% at September 30,
2000) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $538,636 in borrowings outstanding under this term note at September 30, 2000.

6.   SEGMENT REPORTING

The Company has adopted Statement of Financial Accounting Standards Board (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for reporting information about operating segments. In accordance with SFAS 131, the Company believes that it operates in one operating segment.

7.   COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There are no material differences between the Company's reported loss and comprehensive loss for all periods presented.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Section titled "Business - Risk Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC, which Section is incorporated herein by reference.

OVERVIEW

     Since commencement of operations in 1990, the Company has been engaged primarily in the research and development of pharmaceutical products and systems to enable the body's immune system to better tolerate the transplantation of foreign cells, tissues and organs. The major sources of the Company's working capital have been the proceeds from sales of equity securities, sponsored research funding and license fees, capital lease financings, and borrowings under a term loan. The Company has not generated any revenues from the sale of products to date, and does not expect to receive any product revenues for several years, if ever. The Company will be required to conduct significant additional research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

     In 1993, and as amended and restated in September 1995, the Company and Novartis entered into a collaboration agreement for the development and commercialization of xenotransplantation products utilizing gene transduction. Under the agreement, Novartis committed research funding and license fees through March 1998 of $30.0 million, all of which had been received as of December 31, 1997. Novartis has also agreed to fund certain development and premarketing costs of products which may be developed as a result of the collaboration, portions of which, under certain circumstances, may be repayable from the Company's operating profits from sales of any such products.

     In October 1997, the Company and Novartis entered into a collaboration and license agreement to develop and commercialize xenotransplantation products utilizing the Company's proprietary mixed bone marrow chimerism technology. Under the agreement, the Company may receive from Novartis research funding, license fees, and milestone payments of up to $36.0 million assuming the agreement continues for its full term and certain research objectives are met. As of September 30, 2000, research funding of $13.5 million, license fees of $4.0 million and milestone payments of $2.5 million had been received. In addition to research funding, Novartis will also fund certain development and premarketing costs of such products, portions of which may be repayable under certain circumstances.

     In September 2000, the Company entered into an arrangement with Novartis to combine their respective expertise in the field of xenotransplantation into a newly formed independent company ("Newco"). Newco is expected to begin operations in January 2001. In return for contributing its technology and $30 million in funding over three years beginning January 1, 2001, Novartis will retain a 67% ownership share of Newco and retain the rights to commercialization of research from Newco. In return for contributing its technology, BioTransplant will retain a 33% share of Newco and will receive royalty payments from Novartis sales of Newco products, if any. The formation of Newco supersedes the 1993 and 1997 Novartis agreements as amended and restated.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues decreased to $1.8 million for the three months ended September 30, 2000 from $3.9 million for the three months ended September 30, 1999. The decrease in revenues was primarily due to the $2.5 million milestone fee received from Novartis in September 1999. This decrease was partially offset by an increase in sponsored research funding from Novartis to $1.5 million during the three months ended September 30, 2000, compared to $1.2 million in sponsored research funding from Novartis during the three months ended September 30, 1999. Additionally, interest income increased to $348,000 for the three months ended September 30, 2000 from $161,000 for the three months ended September 30, 1999. The increase was due primarily to higher cash balances available for investment purposes as well as rising interest rates.

Research and development expenses decreased to $3.6 million for the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999. This decrease was primarily due to decreased levels of external research support.

General and administrative expenses remained relatively unchanged at $664,000 for the three months ended September 30, 2000 compared to $684,000 for the three months ended September 30, 1999.

As a result of the above factors, the Company generated a net loss for the three months ended September 30, 2000 of $2.5 million, or $0.21 per share, compared to a net loss of $0.6 million, or $0.07 per share for the three months ended September 30, 1999.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues decreased to $5.5 million for the nine months ended September 30, 2000 from $6.8 million for the nine months ended September 30, 1999. The decrease in revenues was primarily due to the $2.5 million milestone fee received from Novartis in September 1999. This decrease was partially offset by an increase in sponsored research funding from Novartis to $4.5 million during the nine months ended September 30, 2000, compared to $3.7 million in sponsored research funding from Novartis during the nine months ended September 30, 1999. Additionally, interest income increased to $1.0 million for the nine months ended September 30, 2000 from $560,000 for the nine months ended September 30, 1999. The increase was due primarily to higher cash balances available for investment purposes as well as rising interest rates.

Research and development expenses decreased to $11.0 million for the nine months ended September 30, 2000 from $11.4 million for the nine months ended September 30, 1999. This decrease was primarily due to decreased levels of external research support.

General and administrative expenses increased to $1.9 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. This increase was primarily due to increases in the Company's general corporate expenditures in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

As a result of the above factors the Company generated a net loss for the nine months ended September 30, 2000 of $7.4 million, or $0.65 per share, compared to a net loss of $6.5 million, or $0.75 per share for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $80.1 million from sales of equity securities. The Company has also received $50.9 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing, and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $64.5 million and the investment of approximately $5.4 million in equipment and leasehold improvements through September 30, 2000. During 1999, the Company extended and increased its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were $539,000 in borrowings outstanding under this term note at September 30, 2000. The Company had no significant commitments as of September 30, 2000 for capital expenditures.

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

     The Company had cash, cash equivalents and short-term investments of $19.4 million as of September 30, 2000 as compared to $21.4 million as of December 31, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     10.1 Shareholder Agreement date September 24, 2000 by and between the Company, Novartis AG and Loxo AG, together with exhibits

     27   Financial Data Schedule.

     99.1 Pages 14 to 24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, which are deemed to be filed except to the extent that any such portions are not expressly incorporated herein by reference.

b)   Reports on Form 8-K
          July 18, 2000
          August 9, 2000
          October 11, 2000

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BioTransplant Incorporated
                                         (Registrant)

Date: November 13, 2000           /S/ RICHARD V. CAPASSO

                                  Richard V. Capasso
                                  Vice President, Finance and Treasurer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT NO.                            DESCRIPTION
-----------    -----------------------------------------------------------------
   +10.1       Shareholder Agreement date September 24, 2000 by and between the
               Company, Novartis AG and Loxo AG, together with exhibits

    27.1       Financial Data Schedule.

    99.1 Pages 14 to 24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, which are deemed to be filed except to the extent that any such portions are not expressly incorporated herein by reference.


     +    Confidential treatment requested as to certain portions.