Form 10-K/A
period 2000-12-31
BIOTRANSPLANT INC
filed 2001-04-26
CIK 880259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-28324
                            ------------------------

                           BIOTRANSPLANT INCORPORATED

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    04-3119555
      (State or other jurisdiction of             (IRS Employer Identification No.)
      incorporation or organization)

          CHARLESTOWN NAVY YARD,                                02129
          BLDG. 75, THIRD AVENUE,                            (Zip Code)
              CHARLESTOWN, MA
 (Address of principal executive offices)

Registrant's telephone number, including area code: (617) 241-5200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE
                                                (Title of each class)
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to add the information required to be set forth in Part III.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


    Information regarding executive officers of BioTransplant is furnished in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."



    Set forth below is the name, age and position of each director of BioTransplant.



NAME                                      AGE            POSITION AT BIOTRANSPLANT
----                                    --------   --------------------------------------
Elliot Lebowitz, Ph.D.................  60         President, Chief Executive Officer and
                                                   Director
Donald R. Conklin.....................  64         Director
William W. Crouse.....................  58         Director
James C. Foster, J.D..................  50         Director
Daniel O. Hauser, Ph.D................  63         Director
Michael S. Perry, D.V.M., Ph.D........  41         Director



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



    DONALD R. CONKLIN has served as a director of BioTransplant since
January 1997. Mr. Conklin is currently retired. From February to December 1996, he served as Chairman of Schering-Plough Health Care Products, a wholly-owned subsidiary of Schering-Plough Corporation, a pharmaceutical company. From 1995 to February 1996, he served as President of Schering-Plough Health Care, and from 1986 until September 1994, he served as Executive Vice President and President of Schering-Plough Pharmaceuticals. Mr. Conklin also serves on the board of directors of Alfacell Corporation, Ventiv Inc. and Vertex Pharmaceuticals. He received his B.A. from Williams College and his M.B.A. from Rutgers University.



    WILLIAM W. CROUSE has served as a director of BioTransplant since
June 1995. Since 1994, Mr. Crouse has served as Managing Director of HealthCare Ventures LLC, a venture capital firm. Mr. Crouse served as Worldwide President of Ortho Diagnostic Systems, a medical device company, and Vice President of Johnson & Johnson International, a pharmaceutical company, from 1987 to 1994. Mr. Crouse has more than 30 years experience in the pharmaceutical industry. He also serves as a director of Dendreon Corporation, The New York Blood Center and Liberty Science Center and is a Trustee of Lehigh University. Mr. Crouse received his B.S. in finance and economics from Lehigh University and his M.B.A. from Pace University.



    JAMES C. FOSTER, J.D. has served as a director of BioTransplant since February 1992. Since 1992, he has served as President and Chief Executive Officer of Charles River Laboratories, Inc., or CRL, a supplier of research animals and animal-related products and services. Previously, he served in various other capacities with CRL. Mr. Foster received his B.S. in psychology from Lake Forest College, his J.D. from the Boston University School of Law and his M.A. in Science and Management from the Massachusetts Institute of Technology.



    DANIEL O. HAUSER, PH.D. has served as a director of BioTransplant since January 1994. Dr. Hauser is currently retired. From 1997 to 1998, he served as the Senior Vice President of Preclinical Development & Project Management, Operations in the United States for Novartis AG, a pharmaceutical corporation. From 1992 until December 1996, he served as President of Sandoz Research Institute and as Senior Vice President of Research and Development for Sandoz Pharmaceutical Corporation, the predecessor of Novartis. From 1965 to 1992, he served in various positions at the Pharma Division of Sandoz Pharma Ltd. (Switzerland), including Senior Vice President from 1985 to 1992. Dr. Hauser received his M.S. and Ph.D. in chemistry from the Swiss Federal Institute of Technology (Switzerland) and was a Post-doctoral Research Fellow in the Department of Chemistry at the Israel Institute of Technology (Haifa).



    MICHAEL S. PERRY, D.V.M., PH.D. has served as a director of BioTransplant since January 1999. Since October 2000, he has served as Vice President, Global Research and Development of Baxter Healthcare Corporation, a hospital supply and medical technology company. From 1998 until September 2000, he served as President and Chief Executive Officer of Genetic Therapy, Inc. and since 1997, he has served as President and Chief Executive Officer of SyStemix, Inc. Genetic Therapy and SyStemix are biopharmaceutical corporations which are wholly-owned by Novartis. During 1997, Dr. Perry served as Vice President, Drug Regulatory Affairs, North America for Novartis. From 1995 to 1996, he served as Vice President, Drug Registration and Regulatory Affairs (North America) for Sandoz Pharmaceutical Corporation, the predecessor of Novartis. From 1994 to 1995, he served as Vice President, Drug Registration and Regulatory Affairs (USA) for Sandoz. Dr. Perry received his Ph.D. in pharmacology (cardiopulmonary) and his D.V.M. from the Ontario Veterinary College, University of Guelph (Canada).


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


    Based solely on its review of copies of reports filed by all officers of BioTransplant who are persons required to file reports, referred to as reporting persons, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, BioTransplant believes that during fiscal 2000 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act, except for the following: Daniel O. Hauser received 3,000 shares of common stock on February 22, 2000 upon the exercise of stock options and sold 3,000 shares of common stock on March 3, 2000, and the Form 5 reporting these transactions was not filed until February 14, 2001; James Hope, BioTransplant's Senior Vice President of Development, received 6,000 shares of common stock on March 2, 2000 upon the exercise of stock options and sold 6,000 shares of common stock on March 2, 2000, and the Form 5 reporting these transactions was not filed until February 14, 2001; and Richard V. Capasso, BioTransplant's Vice President, Finance and Treasurer, received 5,000 shares of common stock on March 2, 2000 upon the exercise of stock options and sold 5,000 shares of common stock on March 2, 2000, and the Form 5 reporting these transactions was not filed until February 14, 2001.


ITEM 11. EXECUTIVE COMPENSATION


    SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to the annual and long-term compensation for the last three fiscal years of BioTransplant's Chief Executive Officer and its four other most highly compensated executive officers at year end whose total annual salary and bonus for 2000 exceeded $100,000, referred to collectively as the "named executive officers." Dollar amounts in the "All Other Compensation" column consist of matching contributions under BioTransplant's 401(K) plan. Dr. Greenstein has resigned as Senior Vice President, Research of BioTransplant, effective
January 2001, in order to assume the position of Chief Executive Officer of Immerge BioTherapeutics AG, and its wholly-owned subsidiary, Immerge BioTherapeutics, Inc., the operating entities of BioTransplant's joint venture with Novartis.
Dr. Greenstein will continue to serve as an employee at BioTransplant but will no longer have the duties or title of an officer of BioTransplant. Dr. Howard Grossberg joined BioTransplant in December 1999 and resigned in February 2001. Dr. Grossberg will serve as a consultant to BioTransplant.



                           SUMMARY COMPENSATION TABLE



                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                     ANNUAL COMPENSATION    ------------
                                                    ---------------------    SECURITIES
                                                                  BONUS      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR     SALARY ($)     ($)      OPTIONS (#)    COMPENSATION ($)
---------------------------              --------   ----------   --------   ------------   ----------------
Elliot Lebowitz, Ph.D..................    2000      $266,000    $40,000        64,500          $2,625
  Chief Executive Officer                  1999       252,956         --        67,098              --
                                           1998       252,956         --       100,000              --

James Hope, Ph.D.......................    2000       206,000     20,000        22,000           2,625
  Senior Vice President of Development     1999       195,038      5,000        23,000              --
                                           1998       182,619     22,423        26,800              --

Julia L. Greenstein, Ph.D..............    2000       227,000     33,000        24,500           2,625
  Senior Vice President of Research        1999       187,567         --        16,000              --
                                           1998       200,723     19,372        40,700              --

Mary White-Scharf, Ph.D................    2000       168,000     20,000        26,000           2,625
  Vice President of Research               1999       155,424         --        27,000              --
                                           1998       146,107     13,622        45,200              --

Howard Grossberg, M.D..................    2000       221,000     50,400        10,500           2,625
  Vice President of Medical Affairs        1999         6,800         --        50,000              --



    OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information regarding options to purchase common stock granted during the year ended December 31, 2000 by BioTransplant to the named executive officers. Options granted in 2000 become exercisable in four equal annual installments, commencing twelve months after the vesting commencement date, which is typically the date of grant. Amounts in the last two columns represent hypothetical gains that could be achieved for options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock on the date on which options are exercised.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                 INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                             ---------------------------------------------------------      VALUE AT ASSUMED
                              NUMBER OF                                                   ANNUAL RATES OF STOCK
                             SECURITIES    PERCENT OF TOTAL                              PRICE APPRECIATION FOR
                             UNDERLYING    OPTIONS GRANTED    EXERCISE OR                      OPTION TERM
                               OPTIONS     TO EMPLOYEES IN    BASE PRICE    EXPIRATION   -----------------------
NAME                         GRANTED (#)   FISCAL YEAR (%)      ($/SH)         DATE        5% ($)      10% ($)
----                         -----------   ----------------   -----------   ----------   ----------   ----------
Elliot Lebowitz, Ph. D.....     4,500             1.4%           $ 6.94      12/20/10     $ 19,634     $ 49,758
                               60,000            18.6              8.89       12/4/10      335,490      850,198

James Hope, Ph.D...........    20,000             6.2             14.25       9/11/10      179,235      454,217

                                2,000             0.6              6.94      12/20/10        8,727       22,115

Julia L. Greenstein,
  Ph.D.....................    21,000             6.5              7.63       1/31/10      100,702      255,198

                                3,500             1.1              6.94      12/20/10       15,271       38,701

Mary White-Scharf, Ph.D....    24,000             7.5             10.00       8/23/10      150,935      382,498

                                2,000             0.6              6.94      12/20/10        8,727       22,115

Howard Grossberg, M.D......     8,000             2.5              7.00      12/26/10       35,218       89,250

                                2,500             0.8              6.94      12/20/10       10,908       27,643



    AGGREGATED OPTION EXERCISES AND YEAR-END OPTION TABLE. The following table sets forth information regarding options exercised by each named executive officer during 2000 and exercisable and unexercisable stock options held as of December 31, 2000 by each named executive officer. The value realized upon the exercise of options represents the difference between the option exercise price and the closing sale price of the common stock on the date of exercise. The value of the unexercised in-the-money options at year end has been calculated based on $8.69, which was the closing sales price of the common stock on the Nasdaq National Market on December 29, 2000, the last trading day of BioTransplant's 2000 fiscal year, less the applicable option exercise price.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING               VALUE OF UNEXERCISED
                                                                   UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                                 AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)
                            SHARES ACQUIRED   VALUE REALIZED   ---------------------------   ---------------------------
                            ON EXERCISE (#)        ($)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                            ---------------   --------------   -----------   -------------   -----------   -------------
Elliot Lebowitz, Ph.D.....           --                --        282,138        179,928      $1,130,552      $526,119

James Hope, Ph.D..........       12,000          $145,631         84,707         61,675         349,190       162,323

Julia L. Greenstein,
  Ph.D....................        6,000            96,354         96,832         64,298         356,685       223,817

Mary White-Scharf,
  Ph.D....................       11,151           147,329         97,234         79,398         342,014       228,139

Howard Grossberg, M.D.....           --                --         12,500         48,000          35,938       125,692



SEVERANCE AGREEMENTS WITH EXECUTIVE OFFICERS



    Under the terms of an agreement with Dr. Lebowitz, BioTransplant's President and Chief Executive Officer, in the event of involuntary termination of Dr. Lebowitz' employment, he is eligible to receive six months of base salary from BioTransplant. Under the terms of agreements with Dr. Hope, Senior Vice President of Development, Dr. White-Scharf, Vice President of Research, and
Mr. Capasso, Vice President, Finance and Treasurer, in the event of a termination of employment without cause, the terminated officer is eligible to receive six months of base salary, which will be discontinued if the officer secures other employment. Furthermore, if at the end of the six-month period following his termination Dr. Hope is unable to secure other employment, then Dr. Hope and

BioTransplant have agreed to negotiate an additional severance payment of up to six months of base salary.



COMPENSATION OF DIRECTORS



    BioTransplant's non-employee directors who are not affiliated with Novartis each receive $1,500, plus reasonable travel and out-of-pocket expenses, for each meeting of the board of directors they attend.



    The board of directors intends to make awards of stock options to directors as compensation for service on the board of directors under BioTransplant's 1997 stock incentive plan. Currently, the board of directors grants each director, upon his or her initial election to the board of directors, an option to purchase 15,000 shares of BioTransplant common stock at an exercise price equal to the then fair market value. In addition, each director is eligible to receive an option to purchase 6,000 shares of BioTransplant common stock, at an exercise price equal to the then fair market value, upon his or her reelection to the board of directors at each annual meeting of stockholders.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



    The members of the Compensation Committee during 2000 were Messrs. Crouse and Foster. No member of the Compensation Committee was at any time during 2000, or formerly, an officer or employee of BioTransplant or any subsidiary of BioTransplant.



    For a discussion of an arrangement between BioTransplant and Charles River Laboratories, an entity of which Mr. Foster is President and Chief Executive Officer, see "Item 13--Certain Relationships and Related Transactions."



    No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of BioTransplant.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth information as to the number of shares of our common stock beneficially owned as of February 28, 2001 by:



    - each person that beneficially owns more than 5% of the outstanding shares of common stock;



    - each director of BioTransplant;



    - BioTransplant's Chief Executive Officer;



    - the four other named executive officers of BioTransplant; and



    - all BioTransplant executive officers and directors as a group.



    Except as indicated by the notes to the following table, the holders listed below will have sole voting power and investment power over the shares beneficially held by them. Beneficial ownership is determined according to the rules of the Securities and Exchange Commission. The table below includes shares subject to options and warrants which will be exercisable within 60 days following

February 28, 2001. All percentages assume that the options and warrants of the particular person or group in question, and no others, have been exercised.



                                                              BENEFICIAL OWNERSHIP
                                                              ---------------------
NAME OF BENEFICIAL OWNER                                       SHARES      PERCENT
------------------------                                      ---------   ---------
5% BENEFICIAL OWNERS

Rho Management Trust II(1) .................................   857,815         7.3%
  c/o Rho Management Company, Inc.
  767 Fifth Avenue
  New York, New York 10153

Funds managed by Hambrecht & Quist Capital Management,         740,451         6.3
  Inc.(2) ..................................................
  50 Rowes Wharf
  Boston, Massachusetts 02110

S Squared Technology Corporation(3) ........................   752,500         6.4
  515 Madison Avenue
  Suite 4200
  New York, NY 10022

Joseph A. Cohen(4)..........................................   771,600         6.5

DIRECTORS AND NAMED EXECUTIVE OFFICERS

Elliot Lebowitz, Ph.D.(5)...................................   372,537         3.1
Donald R. Conklin(6)........................................    14,857           *
William W. Crouse(7)........................................   216,528         1.8
James C. Foster, J.D.(8)....................................    23,731           *
Daniel O. Hauser(9).........................................    13,875           *
Michael S. Perry, D.V.M., Ph.D.(10).........................     7,500           *
James Hope, Ph.D.(11).......................................    85,007           *
Julia L. Greenstein, Ph.D.(12)..............................   110,732           *
Mary White-Scharf, Ph.D.(13)................................   108,985           *
Howard Grossberg, M.D.(14)..................................    12,500           *
All directors and executive officers as a group                880,395         7.0
  (9 individuals)(15).......................................


------------------------


* Beneficial ownership does not exceed 1% of the outstanding shares of BioTransplant common stock.



(1) Includes 38,466 shares of common stock which Rho Management Trust II has the right to acquire within 60 days of February 28, 2001 upon the exercise of warrants. Jan Philipp F. Reemtsma, Joshua Ruch and Fero Ventures Limited may be deemed to beneficially own the shares held by Rho Management Trust II and retain voting and dispositive rights for such shares.



(2) Includes 429,898 shares of common stock held by Hambrecht & Quist Health Care Investors, including 10,210 shares which H&Q Health has the right to acquire within 60 days of February 28, 2001 upon the exercise of warrants, and 310,553 shares of common stock held by Hambrecht & Quist Life Science Investors, including 17,722 shares which H&Q Life has the right to acquire within 60 days of February 28, 2001 upon the exercise of warrants. Hambrecht & Quist Capital Management Inc. serves as the investment advisor to H&Q Health and H&Q Life. The respective general partners of H&Q Health and H&Q Life exercise sole voting and investment power with respect to the shares held by each fund.



(3) This information is based solely on information included in a Schedule 13G dated February 12, 2001.



(4) This information is based solely on information included in a
    Schedule 13G/A dated February 8, 2001.



(5) Includes 298,463 shares of common stock which Dr. Lebowitz has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options.

(6) Includes 11,875 shares of common stock which Mr. Conklin has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options.



(7) Includes the following shares of common stock of record:



       - 78,877 shares which HCV II, L.P. has the right to acquire within 60 days of February 28, 2001 upon the exercise of warrants;



       - 99,705 shares which HCV III, L.P. has the right to acquire within 60 days of February 28, 2001 upon the exercise of warrants;



       - 29,571 shares which HCV IV, L.P. has the right to acquire upon the exercise of warrants; and



       - 7,750 shares which Mr. Crouse has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options.



    Mr. Crouse is a general partner of HealthCare Partners II, L.P., HealthCare Partners III, L.P. and HealthCare Partners IV, L.P., the general partners, respectively, of HCV II, L.P., HCV III, L.P. and HCV IV, L.P. Mr. Crouse, together with the other general partners of HCV II, HCV III and HCV IV, respectively, shares voting and investment control with respect to the shares owned by HCV II, HCV III and HCV IV. The same individuals serve as general partners of HealthCare Partners II, L.P., HealthCare Partners III, L.P. and HealthCare Partners IV, L.P.



(8) Includes 2,856 shares of common stock owned by Charles River
    Laboratories, Inc. Mr. Foster, a director of BioTransplant, is the President and Chief Executive Officer of Charles River Laboratories and may be deemed to beneficially own the shares of Charles River Laboratories, although he disclaims beneficial ownership. Also includes 7,750 shares of common stock which Mr. Foster has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options.



(9) Includes 13,250 shares of common stock which Dr. Hauser has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options.



(10) Includes 7,500 shares of common stock which Dr. Perry has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options.



(11) Includes 84,707 shares of common stock which Dr. Hope has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options. Includes 300 shares of common stock owned by Dr. Hope's minor children.



(12) Dr. Greenstein has resigned as Senior Vice President, Research of BioTransplant, effective January 1, 2001, in order to assume the position of Chief Executive Officer of Immerge BioTherapeutics AG and Immerge BioTherapeutics, Inc., the operating entities of BioTransplant's joint venture with Novartis. Dr. Greenstein will continue to serve as an employee at BioTransplant but will no longer have the duties or title of an officer of BioTransplant. Includes 110,732 shares of common stock which Dr. Greenstein has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options.



(13) Includes 97,234 shares of common stock which Dr. White-Scharf has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options. Also includes 600 shares of common stock owned by Dr. White-Scharf's minor children.



(14) Represents 12,500 shares of common stock which Dr. Grossberg has the right to acquire within 60 days of February 28, 2001 upon the exercise of stock options. Dr. Grossberg resigned in February 2001 and will continue as a consultant to BioTransplant.



(15) Includes 774,057 shares of common stock which all directors and executive officers as a group may acquire upon the exercise of outstanding stock options and warrants exercisable within 60 days of February 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    In March 1991, BioTransplant entered into a supply agreement with Charles River Laboratories. BioTransplant amended the agreement in 1998. Under the terms of the agreement, as amended, CRL provides BioTransplant with miniature swine and miniature swine organs for research and development purposes in exchange for payments under a research and supply agreement. BioTransplant paid CRL $877,500, $940,000 and $988,000 under this agreement in 1998, 1999 and 2000, respectively. James C. Foster, President and Chief Executive Officer of CRL, is a director of BioTransplant. BioTransplant expects to assign its rights in the field of xenotransplantation under this agreement to its joint venture with Novartis.



    From 1993 through October 2000, BioTransplant was party to two collaboration agreements with Novartis to research, develop and commercialize xenotransplantation products. During the collaboration, BioTransplant received an aggregate of $33.5 million in research funding and $16.5 million in license fees and milestone payments from Novartis. In September 2000, BioTransplant entered into an arrangement with Novartis to combine their respective expertise in the field of xenotransplantation into a newly-formed, independently-run company named Immerge BioTherapeutics AG and Novartis and BioTransplant terminated their prior collaborations in xenotransplantation. In return for contributing its technology, BioTransplant will retain a 33% share of the joint venture and will receive royalty payments from Novartis sales of xenotransplantation products, if any. David Sachs, M.D., Chairman of BioTransplant's scientific advisory board and the Director of the Transplantation Biology Research Center at Massachusetts General Hospital; Elliot Lebowitz, the Chief Executive Officer of BioTransplant; Corinne Savill, Chief Operating Officer of an affiliate of Novartis; and Clive Morris, Head of Patents, Pharma Consumer Health and Global Generics at Novartis, are all directors of Immerge BioTherapeutics AG and of its subsidiary Immerge BioTherapeutics, Inc. Immerge BioTherapeutics began operations in January 2001.



    Dr. Perry, a director of BioTransplant, was formerly President and Chief Executive Officer of Genetic Therapy and SyStemix, affiliates of Novartis.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       BIOTRANSPLANT INCORPORATED

                                                       By:          /s/ ELLIOT LEBOWITZ, PH.D.
                                                            -----------------------------------------
                                                                      Elliot Lebowitz, Ph.D.
Date: April 26, 2001                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER