Form 10-Q
period 2001-03-31
BIOTRANSPLANT INC
filed 2001-05-15
CIK 880259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED MARCH 31, 2001


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     As of May 11, 2001 there were 11,800,223 shares of the Registrant's Common Stock outstanding.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                Page No.
                                                                                --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       Condensed Consolidated Balance Sheets as of December 31, 2000 and
          March 31, 2001 ...................................................     3

       Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 2001, and for the period from inception
          (March 20, 1990) to March 31,2001 ................................     4

       Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2001, and for the period from inception
          (March 20, 1990) to March 31, 2001 ...............................     5

       Notes to Condensed Consolidated Financial Statements.................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ..........................................    10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ........    13


                           PART II. OTHER INFORMATION

ITEM 1. - 6. ...............................................................    14

SIGNATURES .................................................................    15

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             March 31,
                                                          December 31,          2001
                                                             2000           (Unaudited)
                                                         ------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                           $ 11,481,297       $ 10,273,230
     Short-term investments                                 3,391,568                 --
     Accounts receivable from Immerge (Note 4)                 18,995            150,224
     Accounts receivable from Eligix (Note 9)                      --          2,000,000
     Prepaid expenses and other current assets                823,899            851,575
                                                         ------------       ------------
         Total current assets                              15,715,759         13,275,029
                                                         ------------       ------------
Property and equipment - net                                1,337,206          1,260,368
                                                         ------------       ------------
Investment in Stem Cell Sciences                              105,000             90,000
                                                         ------------       ------------
TOTAL ASSETS                                             $ 17,157,965       $ 14,625,397
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                   $    233,333       $    233,333
     Current obligation under capital leases                   37,486             37,486
     Accounts payable                                         408,115            618,861
     Accrued expenses                                       1,721,745          1,355,275
                                                         ------------       ------------
         Total current liabilities                          2,400,679          2,244,955
                                                         ------------       ------------
Long-term debt, net of current portion                        252,778            194,445
Long-term obligation under capital leases,
     net of current portion                                    82,285             69,227
                                                         ------------       ------------
Stockholders' equity:
     Preferred stock, $.01 par value,
         Authorized - 2,000,000 shares;
         Issued and outstanding - no shares                        --                 --
     Common stock, $.01 par value,
         Authorized - 50,000,000 shares at
         December 31, 2000 and March 31, 2001;
         Issued and outstanding - 11,796,120 and
         11,798,745 shares at December 31, 2000
         and March 31, 2001, respectively                     117,962            117,988
     Additional paid-in capital                            83,129,855         83,135,919
     Accumulated deficit                                  (68,825,594)       (71,137,137)
                                                         ------------       ------------
         Total stockholders' equity                        14,422,223         12,116,770
                                                         ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 17,157,965       $ 14,625,397
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

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended                Cumulative
                                              March 31,                         Since
                                        2000               2001               Inception
                                   -------------       -------------       ----------------
Revenues:
   License fees                    $          --       $          --       $  18,500,000
   Research and development            1,488,500                  --          36,815,450
                                   -------------       -------------       -------------
        Total revenues                 1,488,500                  --          55,315,450
                                   -------------       -------------       -------------
Expenses:
   Research and development            3,691,182           1,985,167         109,900,444
   General and administrative            610,578             481,726          21,857,345
                                   -------------       -------------       -------------
        Total expenses                 4,301,760           2,466,893         131,757,789
                                   -------------       -------------       -------------
Operating loss                        (2,813,260)         (2,466,893)        (76,442,339)

   Interest income                       329,414             169,811           7,157,136
   Interest expense                      (15,080)            (14,461)         (1,851,934)
                                   -------------       -------------       -------------
   Net loss                        $  (2,498,926)      $  (2,311,543)      $ (71,137,137)
                                   =============       =============       =============
Basic and diluted net loss
   per common share                $       (0.23)      $       (0.20)
                                   =============       =============
Weighted average common
   shares outstanding                 11,031,315          11,796,358
                                   =============       =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Three Months Ended           Cumulative
                                                                                 March 31,                 Since
                                                                           2000               2001       Inception
                                                                      ------------       ------------    ----------
Cash flows from operating activities:
     Net loss                                                         $ (2,498,926)      $ (2,311,543)   $(71,137,137)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
         Depreciation and amortization                                     104,566             85,087       4,393,203
         Noncash interest expense                                               --                 --         465,477
         Noncash expenses related to options and warrants                       --                 --       1,186,785
         (Increase) decrease in investment in Stem Cell Sciences                --             15,000       4,195,000
         Changes in current assets and liabilities:
              Accounts receivable                                           10,175                                 --
              Accounts receivable from Immerge                                  --           (131,229)       (150,224)
              Accounts receivable from Eligix                                   --         (2,000,000)     (2,000,000)
              Deposits and prepaid expenses                                411,032            (27,674)       (851,575)
              Accounts payable                                             (86,895)           210,745         618,861
              Accrued expenses                                            (283,648)          (366,471)      1,355,275
              Deferred revenue                                          (1,488,500)                --              --
                                                                      ------------       ------------    ------------
         Net cash used in operating activities                          (3,832,196)        (4,526,085)    (61,924,335)
                                                                      ------------       ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                   (36,575)            (8,253)     (5,043,315)
     Disposal of property and equipment, net                                    --                 --          40,980
     Purchases of short-term investments                                (1,594,926)            (3,428)    (76,736,300)
     Proceeds from short-term investments                                3,719,786          3,395,000      76,736,300
     Cash paid for investment in Stem Cell Sciences                             --                 --      (4,125,000)
                                                                      ------------       ------------    ------------
         Net cash provided by (used in) investing activities             2,088,285          3,383,319      (9,127,335)
                                                                      ------------       ------------    ------------
Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholders                    --                 --       9,400,000
     Payments of long-term debt                                            (58,334)           (58,333)       (272,222)
     Payments of obligations under capital leases                               --            (13,058)     (2,207,268)
     Proceeds from sale/leaseback of equipment                                  --                 --         771,968
     Net proceeds from equipment leases                                         --                 --       1,542,010
     Net proceeds from long-term debt                                           --                 --         700,000
     Net proceeds from sale of redeemable convertible preferred stock           --                 --      25,661,526
     Proceeds from sale of common stock                                  9,595,194              6,090      45,728,886
                                                                      ------------       ------------    ------------
Net cash provided by (used in) financing activities                      9,536,860            (65,301)     81,324,900
                                                                      ------------       ------------    ------------
Net increase (decrease) in cash and cash equivalents                     7,792,949         (1,208,067)     10,273,230

Cash and cash equivalents, beginning of period                          17,648,789         11,481,297              --
                                                                      ------------       ------------    ------------
Cash and cash equivalents, end of period                              $ 25,441,738       $ 10,273,230    $ 10,273,230
                                                                      ============       ============    ============
Supplemental disclosures and noncash transactions:
     Equipment acquired under capital leases                          $         --       $         --    $  2,210,270
                                                                      ============       ============    ============
     Conversion of convertible notes payable to stockholders
         and accrued interest into redeemable convertible
         preferred stock                                              $         --       $         --    $  9,905,710
                                                                      ============       ============    ============
     Conversion of preferred stock into common stock                  $         --       $         --    $ 36,202,290
                                                                      ============       ============    ============
     Issuance of warrants                                             $         --       $         --    $    741,737
                                                                      ============       ============    ============
     Interest paid during the period                                  $     15,080       $     14,402    $  1,453,559
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

    The Company incurred a net loss of approximately $11.7 million and $2.3 million for the year ended December 31, 2000 and the quarter ended March 31, 2001, respectively, and had an accumulated deficit of approximately $71.1 million as of March 31, 2001. The Company has funded these losses principally through equity financing. Additionally, the Company has entered into an agreement to purchase Eligix, Inc. (See Note 9). The Company will require substantial additional financing to fund operations; however, there can be no assurance that such funding will be available or adequate to allow the Company to continue as a going concern. Management is currently pursuing additional funds from various sources. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

    The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC.

2.   CASH EQUIVALENTS AND INVESTMENTS

    Cash equivalents include short-term, highly liquid investments with original maturities of ninety days or less from the date of purchase. Short-term investments consist primarily of corporate notes and securities issued by the United States Treasury or other United States government agencies with original maturities of greater than three months and remaining maturities of less than one year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates fair market value.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


    The Company held the following cash equivalents and short-term investments at December 31, 2000 and March 31, 2001:


                                                                        December 31,            March 31,
                                                                            2000                  2001
                                                                        ------------           -----------
           Cash and cash equivalents                                    $11,481,297            $10,273,230
                                                                        -----------            -----------
           Short-term Investments:
             Corporate Bonds (average maturity of 2
               months at December 31, 2000)                               1,897,640                     --
             Commercial Paper (average maturity
               of 1 month at December 31, 2000)                           1,493,928                     --
                                                                        -----------            -----------
           Total cash and cash equivalents and short-term investments   $14,872,865            $10,273,230
                                                                        ===========            ===========

    In order to provide its consent to the Eligix acquisition (see Note 9), a bank has required the Company to secure the outstanding balance on a term note (see Note 6) with cash funds until the earlier of the date the loan is paid off or the Company raises additional funds. The Company transferred $550,000 into a restricted cash account during April 2001 in order to meet this requirement.

3.   NET LOSS PER COMMON SHARE

    Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with SFAS No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock issuable pursuant to options and warrants would be antidilutive. Antidilutive securities not included consist of 381,364 common shares issuable pursuant to common stock options and 204,097 common shares issuable pursuant to common stock warrants.

4.   IMMERGE BIOTHERAPEUTICS, INC.

    In September 2000, the Company and Novartis entered into an agreement to combine their respective expertise in the field of xenotransplantation into a newly-formed, independently-run company named Immerge BioTherapeutics AG ("Immerge"). Immerge began operations in January 2001. In return for contributing its technology and an aggregate of $30 million in funding over three years beginning January 1, 2001, Novartis obtained a 67% ownership share of Immerge and the exclusive worldwide, royalty-bearing rights to the development and commercialization of any xenotransplantation products resulting from Immerge's research. In return for contributing its technology, BioTransplant obtained a 33% share of Immerge and will receive royalty payments from Novartis sales of xenotransplantation products, if any.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

   In December 2000, Immerge formed a wholly-owned Delaware operating subsidiary, Immerge BioTherapeutics, Inc. Effective January 1, 2001, BioTransplant entered into a contract research agreement with the Delaware subsidiary, under which BioTransplant has committed approximately 20 full-time employees to perform specified research activities exclusively for Immerge and has agreed to provide administrative services and support at agreed upon rates. Amounts due BioTransplant under this agreement are being recorded as offsets to the relevant BioTransplant expenses incurred. For the three months ended March 31, 2001, BioTransplant has recorded offsets to its expenses of approximately $1.5 million for research and development services and approximately $244,000 for general and administrative services and support provided under the agreement. Of this amount, approximately $150,000 is included as accounts receivable from Immerge at March 31, 2001.

5.   REVENUE RECOGNITION

    Substantially all of the Company's license and research and development revenues were derived from three collaborative research arrangements. Annual research and development payments were recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. Prior to the adoption of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101") during 2000, the Company recorded license fees as revenue when all obligations as defined in the individual arrangements are fulfilled by the Company and there is no risk of refund. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

    SAB 101 requires companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements. The Company adopted this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion
(APB) No. 20, "Accounting Changes", no later than the fourth quarter of 2000, effective January 1, 2000. The adoption of this statement, consisting of the cumulative effect of the accounting change and the current year effect, did not have a material impact on the Company's financial statements for the year ended December 31, 2000 or the quarter ended March 31, 2001.

6.   TERM NOTE

    In September 1997, the Company entered into a term note with a bank, whereby the Company could borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company amended the term note to extend the drawdown period and increase its availability to $1.0 million under the same conditions of the original term note. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (8% at March 31, 2001) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (5.06% at March 31, 2001) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $428,000 in borrowings outstanding under this term note at March 31, 2001. The Company is required to maintain certain financial covenants under the agreement. As of March 31, 2001, the Company is in compliance with these covenants. In order to provide its consent to the Eligix acquisition (see Note 9), the bank has required the Company to secure the outstanding balance on the note as well as an amount equal to the total credit available to the Company through corporate credit cards, with cash funds until the loan is paid off or the Company raises additional funds. The Company transferred $550,000 into a restricted cash account during April 2001 in order to meet this requirement.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


7.   SEGMENT REPORTING

    The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for reporting information about operating segments. In accordance with SFAS 131, the Company believes that it operates in one operating segment.

8.   COMPREHENSIVE LOSS

    SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's comprehensive loss equals its net loss for all periods presented.

9.  PENDING ACQUISITION

    On December 8, 2000, the Company entered into a definitive agreement to acquire Eligix, Inc. through a reverse triangular merger. Upon consummation of the merger, Eligix will become a wholly-owned subsidiary of the Company. Under the terms of the merger, the Company will issue up to 5,610,000 shares of common stock in exchange for the fully diluted common stock of Eligix and 990,000 shares of common stock to members of Eligix management over a one-year period. The Company will account for the merger as a purchase of Eligix. The merger was approved by both company's Boards of Directors and shareholders and is expected to close in the second quarter of 2001. Based upon the Company's average trading price for the period from two days before to two days after the date the merger was announced, December 11, 2000, of $8.3565, the transaction is valued at approximately $55,000,000. Additionally, the Company anticipates the closing costs of the merger to total approximately $3.7 million.

      If the merger agreement is terminated by either party as a result of the other party's failure to perform or comply in all material respects with the agreements and covenants under the merger agreement, the nonterminating party will pay the terminating party $2.0 million.

    Additionally, the Company has entered into a promissory note with Eligix whereby Eligix may borrow up to $2.0 million to fund operations through the closing date of the merger. The loan bears interest at the prime rate. Upon consummation of the merger, the loan will be forgiven, provided that if the merger does not close on or before June 30, 2001, the note will become immediately due and payable in full. As of March 31, 2001, Eligix has borrowed the full $2.0 million available under this promissory note.

                    BIOTRANSPLANT INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Section titled "Business - Risk Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC, which Section is incorporated herein by reference.

OVERVIEW

    Since commencement of operations in 1990, BioTransplant has been engaged primarily in the research and development of pharmaceutical products and systems to enable the body's immune system to better tolerate the transplantation of foreign cells, tissues and organs. The major sources of BioTransplant's working capital have been the proceeds from sales of equity securities, sponsored research funding and license fees, capital lease financings and borrowings under a term loan. BioTransplant has not generated any revenues from the sale of products to date, and does not expect to receive any product revenues for several years, if ever. BioTransplant will be required to conduct significant additional research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

    From 1993 through October 2000, BioTransplant was a party to two collaboration agreements with Novartis to research, develop and commercialize xenotransplantation products. During the collaboration, BioTransplant received an aggregate of $33.5 million in research funding and $16.5 million in license fees and milestone payments from Novartis. In September 2000, BioTransplant entered into an arrangement with Novartis to combine their respective expertise in the field of xenotransplantation into a newly-formed, independently-run Swiss company, Immerge BioTherapeutics AG, which began operations in January 2001, and terminated their prior collaborations in xenotransplantation.

    Novartis has committed to provide an aggregate of $30.0 million in research funding over three years to the joint venture. Both BioTransplant and Novartis have exclusively licensed to the joint venture patent rights and technology in the field of xenotransplantation. The joint venture has granted to Novartis an exclusive, worldwide royalty-bearing license to develop and commercialize any xenotransplantation products resulting from the joint venture's research. BioTransplant will receive royalties from the sale of xenotransplantation products by Novartis, if any.

    In December 2000, Immerge BioTherapeutics AG formed a wholly-owned Delaware subsidiary, Immerge BioTherapeutics, Inc. BioTransplant has entered into a contract research agreement with the Delaware subsidiary, under which BioTransplant will commit approximately 20 full-time employees to perform research and will provide administrative services, at rates specified in the agreement.

    Novartis holds 67% of the shares of the joint venture and BioTransplant holds the remaining 33%. All income, gain, profit or loss of the joint venture will be allocated to BioTransplant and Novartis pro rata based upon their respective equity ownership of the joint venture in effect in the period in which these items accrue. Initially, the board of directors of Immerge BioTherapeutics, Inc. will consist of four directors: one selected by BioTransplant, one selected by Novartis and two additional directors, one each designated by BioTransplant and Novartis, who are experts in the field of xenotransplantation. Immerge BioTherapeutics AG has agreed not to undertake, or permit its subsidiaries to undertake, specified fundamental corporate actions without the consent of both shareholders.

    In October 1995, BioTransplant and MedImmune entered into a collaborative research agreement for the development of products to treat and prevent organ rejection. MedImmune paid BioTransplant a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of the BTI-322 monoclonal antibody and other related products. MedImmune has provided $2.0 million of non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million. Any milestone payments which are received are repayable from royalties on the BTI-322 monoclonal antibody and other related products.

    On December 8, 2000, the Company entered into a definitive agreement to acquire Eligix, Inc. through a reverse triangular merger. Upon consummation of the merger, Eligix will become a wholly-owned subsidiary of the Company. Under the terms of the merger, the Company will issue up to 5,610,000 shares of common stock in exchange for the fully diluted common stock of Eligix and 990,000 shares of common stock to members of Eligix management over a one-year period. The Company will account for the merger as a purchase of Eligix. The merger was approved by both company's Boards of Directors and shareholders and is expected to close in the second quarter of 2001.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    There were no revenues for the three months ended March 31, 2001 compared to $1.5 million of revenues for the three months ended March 31, 2000. This decrease in revenue was due to the termination of the Novartis collaborative research agreement which provided $1.5 million in funding for the three months ended March 31, 2000. As discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements, reimbursements from and charges to Immerge BioTherapeutics, Inc. are being recorded as offsets to the relevant BioTransplant expense category beginning in the first quarter of 2001.

    Research and development expenses decreased to $2.0 million for the three months ended March 31, 2001 from $3.7 million for the three months ended March 31, 2000. This decrease was due to the reimbursement of personnel and related support costs for approximately 20 research employees dedicated to Immerge and decreased levels of external research support in 2001.

    General and administrative expenses decreased to $482,000 for the three months ended March 31, 2001 compared to $611,000 for the three months ended March 31, 2000. This decrease was due to the reimbursement of general and administrative services and support provided to Immerge in 2001.

    Interest income decreased to $170,000 for the three months ended March 31, 2001 from $329,000 for the three months ended March 31, 2000. The decrease was due primarily to lower cash balances available for investment purposes in 2001.

    As a result of the above factors, the Company generated a net loss for the three months ended March 31, 2001 of $2.3 million, or $0.19 per share, compared to a net loss of $2.5 million, or $0.23 per share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $81.9 million from sales of equity securities. The Company has also received $50.0 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing, and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $71.1 million and the investment of approximately $5.4 million in equipment and leasehold improvements through March 31, 2001. During 1999, the Company extended and increased its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were $428,000 in borrowings outstanding under this term note at March 31, 2001. In order to provide its consent to the Eligix acquisition, the bank has required the Company to secure the outstanding balance on the note, as well as an amount equal to the total credit available to the Company through corporate credit cards, with cash funds until the loan is paid off or the Company raises additional funds. The Company transferred $550,000 into a restricted cash account during April 2001 in order to meet this requirement. The Company had no significant commitments as of March 31, 2001 for capital expenditures.

    The Company has entered into a promissory note with Eligix whereby Eligix may borrow up to $2.0 million to fund operations through the closing date of the merger. The loan bears interest at the prime rate. Upon consummation of the merger, the loan will be forgiven, provided that if the merger does not close on or before June 30, 2001, the note will become immediately due and payable in full. As of March 31, 2001, Eligix has borrowed the full $2.0 million available under this promissory note.

    The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $4.9 million, which includes approximately $3.4 million in 2001.

    The Company had cash, cash equivalents and short-term investments of $10.3 million as of March 31, 2001 as compared to $14.9 million as of December 31, 2000.

    Assuming the merger with Eligix is consummated, BioTransplant anticipates that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operating and capital requirements as currently planned through the middle of 2001. BioTransplant will need to raise substantial additional funds in the near term, and may seek to raise these funds through additional financings, including public or private equity offerings, collaborative arrangements with corporate partners or a combination of any of the foregoing. There can be no assurance that funds will be available on terms acceptable to BioTransplant, if at all. If adequate funds are not available, BioTransplant may be required to delay, scale back or eliminate some or all of its product development programs or to license to others the right to commercialize products or technologies that BioTransplant would otherwise seek to develop and commercialize itself, any of which would have a material and adverse effect on BioTransplant.

    Even if BioTransplant is able to raise the substantial additional funds required to finance its operations, BioTransplant's cash requirements may vary materially from those now planned. Factors that may affect this variability include, without limitation:

    -   the progress of BioTransplant's research and development programs;

    -   the scope and results of preclinical and clinical testing;

    - changes in existing and potential relationships with corporate collaborators;

    -   the time and cost in obtaining regulatory approvals;

    - the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses;

    - the ability of BioTransplant to establish development and commercialization capacities or relationships; and

    -   the costs of manufacturing.

    BioTransplant expects to incur substantial additional costs, including costs related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, manufacturing and the expansion of its facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     +10.1 Services Agreement date January 1, 2001 by and between the Company and Immerge BioTherapeutics, Inc, together with exhibits

     99.1 Pages 21 to 28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, which pages are deemed to be filed herewith except to the extent that any such portions are not expressly incorporated herein by reference

     +      Confidential treatment requested as to certain portions.

b)   Reports on Form 8-K

     1. Current Report on Form 8-K dated February 21, 2001 reporting, pursuant to Item 5, the issuance of a press release announcing that Eligix had received CE Mark approval for its B-Cell HDM product and filing the text of the slide presentation made by Elliot Lebowitz, the Company's President and Chief Executive Officer, at the BIO-CEO conference.

     2. Current Report on Form 8-K dated February 23, 2001 filing, pursuant to
        Item 5, the transcript of the Company's webcast of Mr. Lebowitz' presentation at the BIO-CEO conference.

     3. Current Report on Form 8-K dated March 9, 2001 reporting, pursuant to
        Item 5, that the Company had loaned to Eligix, Inc. an aggregate of $2 million, pursuant to a promissory note in the form attached to the Current Report on Form 8-K as an exhibit.

     4. Current Report on Form 8-K dated March 12, 2001 reporting, pursuant to
        Item 5, the issuance of a press release announcing the Company's operating results for the fourth quarter and fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BioTransplant Incorporated
                                         (Registrant)

Date: May  , 2001                 /s/ RICHARD V. CAPASSO

                                  Richard V. Capasso
                                  Vice President, Finance and Treasurer
                                  (Principal Financial and Accounting Officer)