Form 10-K/A
period 2000-12-31
BIOTRANSPLANT INC
filed 2001-06-29
CIK 880259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                          AMENDMENT NO. 2 TO FORM 10-K

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment No. 2 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to reflect the Registrant's June 2001 financing and to provide a report of the Registrant's independent public accountants for fiscal 2000 that, as a result of the June 2001 financing, is not subject to a going concern contingency.

    In connection with the June 2001 financing, the Registrant was required to register for resale the shares of common stock that it sold in the financing. As a part of the registration process, the Registrant requested that its independent public accountants reissue its report for fiscal 2000. The Registrant's independent public accountants have, as a result of the June 2001 financing, issued a report for fiscal 2000 that is not subject to a going concern contingency and this report is filed with this Amendment No. 2 on Form 10-K/A. The Registrant is also amending the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Form 10-K to reflect the June 2001 financing.

    Items 1, 7, 8 and 14 of the Registrant's Annual Report on Form 10-K are hereby amended and restated as follows:

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

FACTORS THAT MAY AFFECT RESULTS

   RISKS RELATING TO BIOTRANSPLANT'S FINANCIAL RESULTS AND NEED FOR FINANCING

    WE WILL REQUIRE SUBSTANTIAL ADDITIONAL FINANCING IN THE NEAR TERM, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE YOUR OWNERSHIP INTEREST IN US.

    We anticipate that our existing funds, including the $17.9 million of funds raised in our June 2001 private equity offering, will be sufficient to fund our operating and capital requirements as currently planned through the second quarter of 2002. We expect to use rather than generate funds from operations for the foreseeable future. In particular, we will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our AlloMune System, and to manufacture and market any products that are approved for commercial sale. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our research and product developments, reduce our workforce and/or license to others products or technologies we would otherwise seek to commercialize ourselves.

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

    On June 8, 2001, we sold to a group of investors an aggregate of 3,022,457 shares of our common stock, at a purchase price of $6.30 per share, for net proceeds of approximately $17.9 million.

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

    We anticipate that our existing cash, cash equivalents and short-term investments and the $17.9 million of funds we received in our June 2001 private equity financing will be sufficient to fund our operating and capital requirements as currently planned through the second quarter of 2002. We will need to raise substantial additional funds in the near term, and may seek to raise these funds through additional financings, including public or private equity offerings, collaborative arrangements with corporate partners or a combination of any of the foregoing. There can be no assurance that funds will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate some or all of our product development programs or to license to others the right to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves, any of which would have a material and adverse effect on us.

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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts

February 15, 2001 (except with respect to the matter discussed in Note 15, as to which the date is June 8, 2001)

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

    The Company incurred a net loss of approximately $11.7 million for the year ended December 31, 2000, and had an accumulated deficit of approximately
$68.8 million as of December 31, 2000. The Company has funded these losses principally through equity financing. Additionally, the Company has entered into an agreement to purchase Eligix, Inc. (See Note 13). In June 2001, the Company received approximately $17.9 million in net proceeds from the sale of common stock. Management believes that these proceeds, along with existing resources, will be adequate to fund operations through the second quarter of 2002.

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

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company's investments are classified as held-to-maturity and are stated at amortized cost, which approximates market value.

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

    SAB 101 requires companies to recognize upfront non-refundable license fees over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements, such as the three collaborative research agreements described in Note 7. The Company was required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principle Board Opinion (APB) No. 20, "Accounting Changes," no later than the fourth quarter of 2000, effective January 1, 2000. The adoption of this statement, consisting of

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the cumulative effect of the accounting change and the current year effect, did not have a material impact on the Company's financial statements for the year ended December 31, 2000. As required under SAB 101, the Company is required to disclose the pro forma effect of applying the principles of SAB 101 for all periods presented. The application of SAB 101 for the years ended December 31, 1999 and 2000 did not result in a material change in reported revenues. For the year ended December 31, 1998, the application of SAB 101 would have resulted in revenues of $5,833,000 as compared to the $4,750,000 of revenues reported.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(I)  RECENT ACCOUNTING PRONOUNCEMENTS

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

                   BIOTRANSPLANT INCORPORATED AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  COMMITMENTS (CONTINUED)
    Future minimum payments under these capital lease agreements as of December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
2001........................................................  $ 50,396
2002........................................................    50,396
2003........................................................    37,797
  Total minimum payments....................................   138,589
Less--Amount representing interest..........................    18,818
                                                              --------
  Present value of minimum lease payments...................   119,771
Less--Current obligation under capital leases...............    37,486
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

(15)  SUBSEQUENT EVENT (UNAUDITED)

    On June 8, 2001, the Company sold 3,022,457 shares of common stock at $6.30 per share, resulting in gross proceeds to the Company of approximately
$17.9 million.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K.

    1.  Financial Statements:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     33
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................     34
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000, and for the period from
  inception (March 20, 1990) through December 31, 2000......     35
Consolidated Statements of Stockholders' Equity (Deficit)
  since inception (March 20, 1990)..........................     36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000 and for the period from
  inception (March 20, 1990) through December 31, 2000......     37
Notes to Consolidated Financial Statements..................     38

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2001                                    BIOTRANSPLANT INCORPORATED

                                                       By:             /s/ ELLIOT LEBOWITZ
                                                            -----------------------------------------
                                                                      Elliot Lebowitz, Ph.D.

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

      +10.2(3)          Research and License Agreement between the Registrant and
                        The General Hospital Corporation dated December 8, 1992.

      +10.3(3)          Research and License Agreement between the Registrant and
                        The General Hospital Corporation dated August 1, 1994.

      +10.4(3)          Alliance Agreement between the Registrant and MedImmune,
                        Inc. dated October 2, 1995.

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

     **10.15(3)         Amended 1991 Stock Option Plan.

     **10.16(4)         1994 Directors' Equity Plan, as amended.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
     **10.17(1)         1997 Stock Incentive Plan, as amended

       10.18(3)         Consulting Agreement between the Registrant and Dr. David H.
                        Sachs dated January 1, 1991.

       10.19(12)        Amendments to Consulting Agreement between the Registrant
                        and Dr. David H. Sachs dated December 1, 1998, January 5,
                        2000 and January 8, 2001.

       10.20(3)         Lease between the Registrant and BioLease, Inc. dated March
                        17, 1994.

       10.21(5)         First Amendment to Lease between the Registrant and
                        BioLease, Inc. dated November 17, 1998.

      +10.22(6)         Development and Supply Agreement between the Registrant and
                        Dendreon Corporation (formerly, Activated Cell Therapy),
                        dated August 22, 1996.

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

       10.25(8)         Letter Agreement, Security Agreement and Promissory Note
                        between the Registrant and Fleet National Bank, dated August
                        10, 1999.

      +10.26(7)         Miniature Swine Transfer and Maintenance Agreement dated
                        January 1, 1998 by and between Charles River Laboratories,
                        Inc., Wilmington Partners, L.P. and the Registrant.

      +10.27(9)         Shareholder Agreement dated September 24, 2000 by and
                        between the Registrant, Novartis AG and Immerge
                        BioTherapeutics AG (formerly known as Loxo AG), together
                        with exhibits.

      +10.28(10)        Patent License Agreement (MEDI-507), dated July 17, 1997 by and between Protein Design Labs and MedImmune, Inc.

       10.29(11)        Promissory Note made by Eligix, Inc. in favor of the
                        Registrant.

       21(1)            Subsidiaries of the Registrant.

       23.1             Consent of Arthur Andersen LLP.

------------------------

+   Confidential treatment granted as to certain portions.

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

(12) Previously filed.