Form 10-Q/A
period 2001-03-31
BIOTRANSPLANT INC
filed 2001-06-29
CIK 880259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q


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


                        COMMISSION FILE NUMBER: 000-28324


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

     This Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 is being filed to reflect the June 2001 financing that has enabled the Registrant to remove the going concern contingency from the notes to its unaudited financial statements. The Registrant is also amending "Management's Discussion and Analysis of Financial Condition and Results of Operations" and refiling Exhibit 99.1 ("Factors That May Affect Results") to reflect the financing. Items 1 and 2 of Part I and Item 6 of Part II to the Registrant's Quarterly Report on Form 10-Q are hereby amended and restated in their entirety as follows:

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

    The Company incurred a net loss of approximately $11.7 million and $2.3 million for the year ended December 31, 2000 and the quarter ended March 31, 2001, respectively, and had an accumulated deficit of approximately $71.1 million as of March 31, 2001. The Company has funded these losses principally through equity financing. Additionally, the Company has entered into an agreement to purchase Eligix, Inc. (See Note 9). In June 2001, the Company sold 3,022,457 shares of common stock for $6.30 per share resulting in net proceeds to the Company of approximately $17.9 million. Management believes that these proceeds, along with existing resources, are sufficient to fund operations through the second quarter of 2002.

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

10. SUBSEQUENT EVENT

    On June 8, 2001, the Company sold 3,022,457 shares of common stock at $6.30 per share resulting in net proceeds to the Company of approximately $17.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Section titled "Business - Risk Factors That May Affect Results" in Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the SEC, which Section is incorporated herein by reference.

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


    On June 8, 2001, the Company issued and sold to a group of investors an aggregate of 3,022,457 shares of its common stock at a purchase price of $6.30 per share, for net proceeds of approximately $17.9 million.


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

    BioTransplant anticipates that its existing cash, cash equivalents and short-term investments and the $17.9 million of funds it received in the June 2001 private equity financing will be sufficient to fund its operating and capital requirements as currently planned through the second quarter of 2002. BioTransplant will need to raise substantial additional funds in the near term, and may seek to raise these funds through additional financings, including public or private equity offerings, collaborative arrangements with corporate partners or a combination of any of the foregoing. There can be no assurance that funds will be available on terms acceptable to BioTransplant, if at all. If adequate funds are not available, BioTransplant may be required to delay, scale back or eliminate some or all of its product development programs or to license to others the right to commercialize products or technologies that BioTransplant would otherwise seek to develop and commercialize itself, any of which would have a material and adverse effect on BioTransplant.




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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     +10.1(1) Services Agreement dated January 1, 2001 by and between the Company and Immerge BioTherapeutics, Inc, together with exhibits.

     99.1 Pages 21 to 28 of the Company's Amendment No. 2 on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on June 29, 2001 which pages are deemed to be filed herewith except to the extent that any such portions are not expressly incorporated herein by reference.

     +         Confidential treatment requested as to certain portions.

     (1)       Previously filed.


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BioTransplant Incorporated
                                         (Registrant)

Date: June 29, 2001               /s/ RICHARD V. CAPASSO

                                  Richard V. Capasso
                                  Vice President, Finance and Treasurer
                                  (Principal Financial and Accounting Officer)