Form 10-Q
period 2001-06-30
BIOTRANSPLANT INC
filed 2001-08-14
CIK 880259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-28324

BIOTRANSPLANT INCORPORATED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	04-3119555
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

CHARLESTOWN NAVY YARD, BUILDING 75, THIRD AVENUE
CHARLESTOWN, MASSACHUSETTS 02129
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(617) 241-5200
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

             As of August 10, 2001, there were 20,973,204 shares of the Registrant's  Common Stock outstanding.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 2001, and for the period from inception (March 20, 1990) to June 30, 2001

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 2001, and for the period from inception (March 20, 1990) to June 30, 2001.

Notes to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

PART II.	OTHER INFORMATION
ITEM 1	- 6.
SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2001 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,481,297	$18,031,833
Short-term investments	3,391,568	1,043,902
Accounts receivable from Immerge (note 4)	-	1,923,840
Other receivables	18,995	-
Prepaid expenses and other current assets	823,899	479,001

Total current assets	15,715,759	21,478,576

Property and equipment – net	1,337,206	3,796,080

Investment in Stem Cell Sciences	105,000	-

Other long-term assets	-	128,000

Intangible assets – net (note 9)	-	27,665,847

TOTAL ASSETS	$17,157,965	$53,068,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$233,333	$1,165,798
Current obligation under capital lease	37,486	37,486
Accounts payable	408,115	1,727,718
Accrued expenses	1,721,745	2,154,964

Total current liabilities	2,400,679	5,085,966

Long-term debt, net of current portion	252,778	927,927

Long-term obligation under capital leases, net of current portion	82,285	59,012

Stockholders' equity:
Preferred stock, $.01 par value, authorized - 2,000,000 shares; issued and outstanding - no shares	-	-
Common stock, $.01 par value, authorized - 50,000,000 shares at December 31, 2000 and June 30, 2001; issued and outstanding – 11,796,120 shares at December 31, 2000 and 19,863,252 shares at June 30, 2001	117,962	201,106
Additional paid-in capital	83,129,855	148,697,685
Deferred compensation	-	(5,209,245)
Accumulated deficit	(68,825,594)	(96,693,948)

Total stockholders’ equity	14,422,223	46,995,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,157,965	$53,068,503

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Since Inception
	2000	2001	2000	2001

Revenues:
License fees	$-	$-	$-	$-	$18,500,000
Research and development	1,488,500	-	2,977,000	-	36,815,450

Total revenues	1,488,500	-	2,977,000	-	55,315,450

Expenses:
Research and development	3,633,849	2,906,003	7,325,031	4,891,170	112,806,447
General and administrative	617,457	882,126	1,228,035	1,363,852	22,739,471
Amortization of intangible assets	-	503,020	-	503,020	503,020
Stock-based compensation	-	1,350,029	-	1,350,029	1,350,029
In-process research and development	-	20,000,000	-	20,000,000	20,000,000

Total expenses	4,251,306	25,641,178	8,553,066	28,108,071	157,398,967

Operating loss	(2,762,806)	(25,641,178)	(5,576,066)	(28,108,071)	(102,083,517)

Interest income	370,619	111,600	700,031	281,411	7,268,736
Interest expense	(16,090)	(27,232)	(31,170)	(41,693)	(1,879,167)

Net loss	$(2,408,277)	$(25,556,810)	$(4,907,205)	$(27,868,353)	$(96,693,948)

Basic and diluted net loss per common share	$(0.21)	$(1.76)	$(0.43)	$(2.12)

Weighted average common shares outstanding	11,679,739	14,500,556	11,356,351	13,153,909

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Cumulative Since Inception
	2000	2001

Cash flows from operating activities:
Net loss	$(4,907,205)	$(27,868,353)	$(96,693,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206,323	294,340	4,602,519
Amortization of intangible assets	-	503,020	503,020
Stock-based compensation	-	1,350,029	1,350,029
In-process research and development	-	20,000,000	20,000,000
Noncash interest expense	-	-	465,477
Noncash expenses related to options and warrants	-	-	1,186,785
Changes in current assets and liabilities:
Accounts receivable	(206,650)	(1,896,977)	(1,915,972)
Deposits and prepaid expenses	155,281	870,831	46,932
Accounts payable	8,594	(610,698)	(202,583)
Accrued expenses	(91,276)	(2,736,311)	(1,014,565)
Deferred revenue	(2,750,000)	-	-

Net cash used in operating activities	(7,584,933)	(10,094,119)	(71,672,306)

Cash flows from investing activities:
Purchases of property and equipment	(88,533)	(112,734)	(5,147,796)
Disposal of property and equipment, net	-	-	40,980
Purchases of investments	(3,123,356)	(1,047,332)	(77,780,330)
Proceeds from investments	3,731,713	3,395,000	76,736,363
(Increase) decrease in investment in Stem Cell Sciences	-	105,000	160,000
Cash paid for transaction costs, net of cash received in acquisition of Eligix, Inc.	-	(3,488,715)	(3,488,715)

Net cash provided by (used in) investing activities	519,824	(1,148,781)	(9,479,498)

Cash flows from financing activities:
Proceeds from convertible notes payable to stockholders	-	-	9,400,000
Payments of long-term debt	(122,476)	(195,010)	(408,899)
Payments of obligations under capital leases	-	(23,274)	(2,217,484)
Proceeds from sale/leaseback of equipment	-	-	771,968
Net proceeds from long-term debt	-	-	700,000
Net proceeds from equipment leases	-	-	1,542,010
Net proceeds from sale of redeemable convertible preferred stock	-	-	25,661,526
Proceeds from sale of common stock	9,656,774	18,011,720	63,734,516

Net cash provided by (used in) financing activities	9,534,298	17,793,436	99,183,637

Net increase (decrease) in cash and cash equivalents	2,469,189	6,550,536	18,031,833

Cash and cash equivalents, beginning of period	17,648,789	11,481,297	-

Cash and cash equivalents, end of period	$20,117,978	$18,031,833	$18,031,833

Supplemental disclosures and noncash transactions:
Equipment acquired under capital leases	$-	$-	$2,329,941

Conversion of convertible notes payable to stockholders and accrued interest into redeemable convertible preferred stock	$-	$-	$9,905,710

Conversion of preferred stock into common stock	$-	$-	$36,202,290

Issuance of warrants	$-	$-	$741,737

Interest paid during the period	$29,143	$44,876	$1,510,303

The accompanying notes are an integral part of these
condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  OPERATIONS AND BASIS OF PRESENTATION

             BioTransplant Incorporated (the “Company”) was incorporated on March 20, 1990. The Company is developing pharmaceutical products and systems to enable the body’s immune system to better tolerate the transplantation of foreign cells, tissues and organs.  Based on BioTransplant’s proprietary technology, both alone and in collaboration with others, BioTransplant is seeking to develop a portfolio of products designed to improve therapies associated with organ and bone marrow transplantation as well as to improve the treatment of cancer, autoimmune diseases and blood disorders.

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

             The interim financial statements herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on  Form 10-K for the year ended December 31, 2000, as filed with the SEC.

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

The Company held the following investments at December 31, 2000 and  June 30, 2001:

	December 31, 2000	June 30, 2001

Cash and cash equivalents	$11,481,297	$18,031,833

Short-term Investments
United States Treasury and Agency Securities (average maturity of 4 months at June 30, 2001)	—	540,612
Corporate Bonds (average maturity of 2 months at December 31, 2000 and 4 months at June 30, 2001)	1,897,640	503,290
Commercial Paper (average maturity of 1 month at December 21, 2000)	$1,493,928	—

Total cash and cash equivalents and investments	$14,872,865	$19,075,735

             In order to provide its consent to the Eligix acquisition (see Note 9), a bank has required the Company to secure the outstanding balance on a term note (see Note 6) with cash funds until the earlier of the date the loan is paid off or the company raises additional funds.  The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement.  As of June 30, 2001, this amount is still restricted.  The Company expects that the restricted cash will be released from the restricted account as a result of the financing completed in June 2001 (see Note 11).

3.  NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock issuable pursuant to options and warrants would be antidilutive. Antidilutive securities not included consist of 428,783 shares issuable pursuant to common stock options and 212,496 shares issuable pursuant to common stock warrants.

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

             In December 2000, Immerge formed a wholly-owned Delaware operating subsidiary, Immerge BioTherapeutics, Inc. Effective January 1, 2001, BioTransplant entered into a contract research agreement with the Delaware subsidiary, under which BioTransplant has committed approximately 20 full-time employees to perform specified research activities exclusively for Immerge and has agreed to provide administrative services and support at agreed upon rates.  Amounts due BioTransplant under this agreement are being recorded as offsets to the relevant BioTransplant expenses incurred.  For the six months ended June 30, 2001, BioTransplant has recorded offsets to its expenses of approximately $3.0 million for research and development services and approximately $488,000 for general and administrative services and support provided under the agreement.  Of this amount, approximately $1.9 million is included as accounts receivable from Immerge at June 30, 2001.

5.  REVENUE RECOGNITION

             Substantially all of the Company's license and research and development revenues were derived from three collaborative research arrangements. Annual research and development payments were recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. Prior to the adoption of SEC Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”)  during 2000, the Company recorded license fees as revenue when all obligations as defined in the individual arrangements are fulfilled by the Company and there is no risk of refund.  Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

             SAB 101 requires companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements. The Company adopted this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than the fourth quarter of 2000, effective January 1, 2000.   The adoption of this statement, consisting of the cumulative effect of the accounting change and the current year effect, did not have a material impact on the Company’s financial statements for the year ended December 31, 2000 or the quarter ended June 30, 2001.

6.  DEBT

             In September 1997, the Company entered into a term note with a bank, whereby the Company could borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company amended the term note to extend the drawdown period and increase its availability to $1.0 million under the same conditions of the original term note. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (6.75% at June 30, 2001) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (5.06% at June 30, 2001) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $369,000 in borrowings outstanding under this term note at June 30, 2001.  The Company is required to maintain certain financial covenants under the agreement.  As of June 30, 2001, the Company is in compliance with these covenants.  In order to provide its consent to the acquisition of Eligix, Inc. (see Note 9), the bank required the Company to secure the outstanding balance on the note as well as an amount equal to the total credit available to the Company through corporate credit cards, with cash funds until the loan is paid off.  The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement.  The Company has classified this restricted cash as short-term investments at June 30, 2001.

             In connection with the acquistion of Eligix (see Note 9), the Company has become a co-borrower on two loan and security agreements.  The first was entered into in September 1997 and allows the Company to borrow up to $750,000.  The minimum funding amount is $100,000 with a maximum of five loans.  Loans under the agreement bear interest at a fixed rate equal to the yield to maturity for the U.S. Treasury note having a term equivalent with the loan’s term on the date of funding plus 300 basis points.  The loans are collateralized by certain equipment.  There were $332,000 in borrowings outstanding under this term note at June 30, 2001.

             The second loan and security agreement was entered into in June 1999 and allows the Company to borrow up to $2,700,000.  The minimum funding amount is $35,000.  Each note will have a fixed term of 42 months.  Loans under the agreement bear interest at a fixed rate equal to the prime rate on the date of commencement plus the average interest rate of a similar term U.S Treasury note for the week preceding the date of commencement.  The loans are collateralized by certain equipment.  There were $1.4 million in borrowings outstanding under this term note at June 30, 2001.

             The weighted average interest rate on these Eligix loan and security agreements outstanding was 11.8% at December 31, 2000

7.  SEGMENT REPORTING

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

9. ELIGIX ACQUISITION

             On May 15, 2001, the Company completed its acquisition of Eligix.  Under the terms of the merger agreement, a wholly-owned subsidiary of BioTransplant, BT/EL Acquisition Co., merged with and into Eligix and the security holders of Eligix will be entitled to receive up to an aggregate of 5,610,000 shares of BioTransplant common stock, either in the merger or upon exercise or conversion of Eligix options and warrants assumed by BioTransplant in the merger.  561,000 shares were deposited in an escrow account that may be used to compensate BioTransplant if BioTransplant is entitled to indemnification under the merger agreement. Any indemnification escrow shares that, 15 months following the completion of the merger, have not been used to indemnify BioTransplant and that are not subject to any unresolved claims for indemnification by BioTransplant, will be distributed to the Eligix stockholders. In addition, all Eligix stockholders had an additional 561,000 of their BioTransplant stock deposited in an escrow account to secure achievement by Eligix of CE mark approval by the European Union of Eligix' TCell-HDM product by December 31, 2001. If the European Union does not allow Eligix to affix the CE mark, which denotes conformity to European standards for safety, to its TCell-HDM product by December 31, 2001, the Eligix stockholders will not receive any of the shares allocated to secure achievement of the milestone.

             In accordance with APB No. 16, Business Combinations, the purchase price for Eligix has been allocated to the assets and liabilities of Eligix based upon their respective fair values.  The aggregate purchase price based upon the fair market value of BioTransplant common stock was $45.5 million, including the value of the outstanding options and warrants to purchase the Company’s common stock and the transaction costs related to the merger.

             The purchase price was allocated to the assets acquired based upon independent appraisal which used proven valuation tools and techniques.  Significant portions of the purchase price were identified as intangible assets which included in-process research and development (IPR&D) of $20.0 million and acquired technology of $25.0 million.  The excess of the purchase price over the fair value of identified intangible and tangible net assets of $3.2 million has been allocated to goodwill.  Intangible assets are being amortized over their estimated useful life of seven years.  The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the merger date.

             The aggregate purchase price of $45.5 million, including acquistion costs, was allocated as follows:

Current assets	$998,000
Property and equipment	2,640,000
In-process research and development	20,000,000
Acquired technology	25,000,000
Deferred compensation	483,000
Other assets	128,000
Goodwill	3,169,000
Acquired liabilities	(6,902,000)

$45,516,000

              As of June 30, 2000, intangible assets, net relates entirely to the Eligix merger and consists of the following:

Acquired technology	$25,000,000
Goodwill	3,169,000

$28,169,000
Less accumulated amortization	503,000

$27,666,000

             For the three and six months ended June 30, 2001, the Company recorded $503,000 in amortization expense related to the acquired technology and goodwill.  Additionally, the Company recorded $32,000  in stock based compensation related to the vesting of stock options held by employees and consultants of Eligix.  The Company also reversed deferred compensation of $5,000 related to options forfeited by terminated employees.

             In connection with the merger, certain employees of Eligix received an aggregate of 990,000 shares of BioTransplant common stock under the Eligix management equity incentive plan. These shares vest over a 365-day period following the closing of the merger, with 33 1/3% of the shares vesting 90 days after closing of the merger, an additional 33 1/3% of the shares vesting 180 days after the closing of the merger, an additional 23 1/3% of the shares vesting 270 days after the closing of the merger and the remaining 10% of the shares vesting 365 days after the closing of the merger. If, within 365 days after the closing of the merger, BioTransplant terminates a former Eligix management member other than for cause, or a management member terminates his or her employment for good reason, that management member's shares will vest immediately in full upon termination. Otherwise, BioTransplant will have the right to repurchase a terminated management member's unvested shares for $.01per share. Of these shares, 99,000 are being held in escrow for 15 months following the completion of the merger to compensate BioTransplant if it is entitled to indemnification under the merger agreement and 99,000 shares are being held in escrow to secure achievement by Eligix of CE mark approval by the European Union of its TCell-HDM product by December 31, 2001. The value of the 990,000 shares less 99,000 shares held in escrow to secure achievement of that CE Mark Approval by the European Union of its Tcell-HDM product are being treated as deferred compensation and are being expensed over the 365-day vesting period. The per share price used to determine the value of these shares was $6.84, the fair market value of BioTransplant common stock on the closing date of the merger. Accordingly, at the merger date, $6,094,000 was recorded as deferred compensation and will be recorded as stock-based compensation over the 365-day vesting period of the shares.  Additionally, shares held in escrow to secure the achievement of CE mark approval will be valued using the fair market value of BioTransplant common stock on the date these shares are released from escrow.

             During the three months ended June 30, 2001, the Company amortized $1,350,000 of deferred compensation including approximately $638,000 related to the termination of an Eligix employee as the vesting of these shares were accelerated in full.  This entire amount is included as stock based compensation expense in the accompanying statement of operations for the three and six months ended June 30, 2001.  Additionally, the Company reversed deferred compensation of $13,000 related to the shares forfeited by terminated employees.

             Unaudited pro forma operating results for the Company, assuming the merger occurred at the beginning of the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001

Revenues	$1,488,500	$-	$2,977,000	$-
Net loss	$(7,671,000)	$(7,455,000)	$(5,561,000)	$(12,712,000)
Net loss per share	$(0.49)	$(0.42)	$(1.02)	$(0.74)

             For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that operating results presented only include recurring costs.

10. PRIVATE PLACEMENT

             On June 8, 2001, the Company completed a private placement of its common stock for net proceeds of approximately $17.9 million.  Investors purchased 3,022,457 shares of common stock at a purchase price of $6.30 per share.  All proceeds from this private placement will be used for general corporate purposes

11. RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2001, the FASB issue SFAS No. 141, “Business Combinations”.  SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method.  This statement is effective for all business combinations initiated after June 30, 2001.

             In July 2001, the FASB issued SFAS No. 142,” Goodwill and Other Intangible Assets”.  This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired.  Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  This statement is effective for the Company for its first quarter of 2002.  Management is currently evaluating the impact that this statement will have on the Company’s financial statements.  Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

.

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

OVERVIEW

             Since commencement of operations in 1990, BioTransplant has been engaged primarily in the research and development of pharmaceutical products and systems to enable the body's immune system to better tolerate the transplantation of foreign cells, tissues and organs. The major sources of BioTransplant's working capital have been the proceeds from sales of equity securities, sponsored research funding and license fees, capital lease financings and borrowings under a term loan. BioTransplant has not generated any revenues from the sale of products to date, and does not expect to receive substanatial product revenues for several years, if ever. BioTransplant will be required to conduct significant additional research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

             From 1993 through October 2000, BioTransplant was a party to two collaboration agreements with Novartis to research, develop and commercialize xenotransplantation products. During the collaboration, BioTransplant received an aggregate of $33.5 million in research funding and $16.5 million in license fees and milestone payments from Novartis. In September 2000, BioTransplant entered into an arrangement with Novartis to terminate their prior collaborations and combine their respective expertise in the field of xenotransplantation into a newly-formed Swiss company, Immerge BioTherapeutics AG, which began operations in January 2001.

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

             On May 15, 2001, the Company completed its acquisition of Eligix through a reverse triangular merger (see note 9 of Notes to Condensed Consolidated Financial Statements).  Upon consummation of the merger, Eligix became a wholly-owned subsidiary of the Company. Under the terms of the merger, the Company issued up to 5,610,000 shares of common stock, either in the merger or upon exercise or conversion of Eligix options and warrants assumed by BioTransplant in the merger, in exchange for the fully diluted common stock of Eligix.  The Company also issued 990,000 shares of common stock to certain employees of Eligix.  The shares issued to Eligix employees are subject to a repurchse option which lapses over a one year period.   The Company has accounted for the merger as a purchase of Eligix.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

             There were no revenues for the three months ended June 30, 2001 compared to $1.5 million for the three months ended June 30, 2000. The absence of revenue during the three months ended June 30, 2001 was due to the termination of the Novartis collaborative research agreement which provided $1.5 million in funding for the three months ended June 30, 2000.  As discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements, reimbursements from and charges to Immerge BioTherapeutics, Inc. are being recorded as offsets to the relevant BioTransplant expense category beginning in the first quarter of 2001.

             Research and development expenses decreased to $2.9 million for the three months ended June 30, 2001 from $3.6 million for the three months ended June 30, 2000. This decrease was primarily due to the reimbursement of personnel and related support costs for approximately 20 research employees dedicated to Immerge and decreased levels of external research support in 2001.  This decrease was partially offset by approximately $399,000 of expenses related to the consolidation of Eligix operations for the period from the date of the merger to June 30, 2001 which are included in expenses for the three months ended June 30, 2001.

             General and administrative expenses increased to $882,000 for the three months ended June 30, 2001 compared to $617,000 for the three months ended June 30, 2000.  This increase was due to the inclusion of approximately $272,000 of expenses related to the consolidation of Eligix operations which are included in expenses for the three months ended June 30, 2001 for the period from the date of the merger to June 30, 2001.

             Interest income decreased to $112,000 for the three months ended June 30, 2001 from $370,000 for the three months ended June 30, 2000. The decrease was due primarily to lower cash balances available for investment purposes and lower interest rates in 2001.

             As a result of the above factors and approximately $21.8 million of non-cash Eligix merger-related expenses (see Note 9 to the Noted to Condensed Consolidated Financial Statements) charged to expenses, the Company generated a net loss for the three months ended June 30, 2001 of $25.6 million, or $1.76 per share, compared to a net loss of $2.4 million, or $0.21 per share for the three  months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

             There were no revenues for the six months ended June 30, 2001 compared to $3.0 million for the six months ended June 30, 2000. The absence of revenue during the six months ended June 30, 2001was due to the termination of the Novartis collaborative research agreement which provided $3.0 million in funding for the six months ended June 30, 2000.  As discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements, reimbursements from and charges to Immerge BioTherapeutics, Inc. are being recorded as offsets to the relevant BioTransplant expense category beginning in the first quarter of 2001.

             Research and development expenses decreased to $4.9 million for the six months ended June 30, 2001 from $7.3 million for the six months ended June 30, 2000. This decrease was primarily due to the reimbursement of personnel and related support costs for approximately 20 research employees dedicated to Immerge and decreased levels of external research support in 2001.  This decrease was partially offset by approximately $399,000 of expenses related to the consolidation of Eligix operations for the period from the date of the merger to June 30, 2001 which are included in expenses for the six months ended June 30, 2001.

             General and administrative expenses increased to $1.4 million for the six months ended June 30, 2001 compared to $1.2 million for the six months ended June 30, 2000.  This increase was due to the inclusion of approximately $305,000 of expenses related to the consolidation of Eligix operations which are included in expenses for the six months ended June 30, 2001 for the period from the date of the merger to June 30, 2001.

             Interest income decreased to $281,000 for the six months ended June 30, 2001 from $700,000 for the six months ended June 30, 2000. The decrease was due primarily to lower cash balances available for investment purposes and lower interest rates in 2001.

             As a result of the above factors and approximately $21.8 million of non-cash Eligix merger-related expenses (see Note 9 to the Notes to Condensed Consolidated Financial Statements) charged to expenses, the Company generated a net loss for the six months ended June 30, 2001 of $27.9 million, or $2.12 per share, compared to a net loss of $4.9 million, or $0.43 per share for the six  months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

             Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $81.9 million from sales of equity securities. The Company has also received $50.0 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing, and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $96.6 million and the investment of approximately $5.4 million in equipment and leasehold improvements through June 30, 2001. During 1999, the Company extended and increased its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were $369,000 in borrowings outstanding under this term note at June 30, 2001. In order to provide its consent to the Eligix acquisition, the bank has required the Company to secure the outstanding balance on the note, as well as an amount equal to the total credit available to the Company through corporate credit cards, with cash funds until the loan is paid off or the Company raises additional funds.  The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement.  As of June 30, 2001, this amount is still restricted.  The Company expects that the restricted cash will be released from the restricted account as a result of the private placement financing completed by the Company on June 8, 2001.  The Company had no significant commitments as of June 30, 2001 for capital expenditures.

             In connection with the acquistion of Eligix, Inc. (see Note 9 of Notes to Condensed Consolidated Financial Statements), the Company has become a co-borrower on two loan and security agreements.  The first was entered into in September 1997 and allows the Company to borrow up to $750,000.  The minimum funding amount is $100,000 with a maximum of five loans.  Loans under the agreement bear interest at a fixed rate equal to the yield to maturity for the U.S. Treasury note having a term equivalent with the loan’s term on the date of funding plus 300 basis points.  The loans are collateralized by certain equipment.  There were $332,000 in borrowings outstanding under this term note at June 30, 2001.

             The second loan and security agreement was entered into in June 1999 and allows the Company to borrow up to $2,700,000.  The minimum funding amount is $35,000.  Each note will have a fixed term of 42 months.  Loans under the agreement bear interest at a fixed rate equal to the prime rate on the date of commencement plus the average interest rate of a similar term U.S Treasury note for the week preceding the date of commencement.  The loans are collateralized by certain equipment.  There were $1.4 million in borrowings outstanding under this term note at June 30, 2001.

             The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $4.9 million, which includes approximately $3.4 million in 2001.

             On June 8, 2001 the Company issued and sold to a group of investors in a private placement an aggregate of 3,022,457 shares of its common stock, $.01 par value per share, at a purchase price of $6.30 per share, for net proceeds to the Company of approximately $17.9 million.  The proceeds from this private placement will be used for general corporate purposes.

             The Company had cash, cash equivalents and short-term investments of $19.1 million as of June 30, 2001 as compared to $14.9 million as of December 31, 2000.

             The Company anticipates that its existing funds should be sufficient to fund its operating and capital requirements as currently planned through the second quarter of 2002. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors.

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
Response: On June 8, 2001, the Company issued and sold to a group of investors an aggregate of 3,022,457 shares of its common stock, $.01 par value per share, at a purchase price of $6.30 per share, for net proceeds to the Company of approximately $17.9 million. No person acted as an underwriter with respect to this transaction. The Company relied on Regulation D of the Securities Act of 1933, as amended, ("the Securities Act") for exemptions from the registration requirements of the Securities Act.

Item 3.	Defaults upon Senior Securities
Response:

Item 4.	Submission of Matters to a Vote of Security Holders
Response:
The Company held its Annual Meeting of Stockholders on Monday, July 9, 2001. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

	1.	To elect the following persons to serve as Directors of the Company for the ensuing year.

	Number of Votes

	For	Abstaining

James Foster	8,193,092	722,016
Daniel Hauser	8,193,092	722,016
Walter Ogier	8,193,092	722,016
Arnold Oronsky	8,193,092	722,016
Michael Perry	8,193,092	722,016
Elliot Lebowitz	8,193,092	722,016

2.	To approve the amendment to the Company's 1997 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan from 1,500,000 to 3,500,000 .

Number of Votes

For	Against	Abstaining	Unvoted

2,803,093	1,994,691	33,393	4,083,931

3.	To ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year.

Number of Votes

For	Against	Abstaining

8,206,322	698,051	10,735

The Company held a Special Meeting of Stockholders on Monday, April 30, 2001. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

1.          To approve the issuance of up to 5,610,000 shares of BioTransplant common stock to security holders of Eligix, Inc., either in the merger or upon exercise or conversion of Eligix options, warrants and notes assumed by BioTransplant in the merger, and 990,000 shares of BioTransplant common stock to members of Eligix management as contemplated by the agreement and plan of merger.

Number of Votes

For	Against	Abstaining

6,122,628	315,488	10,540

Item 5.	Other Information
Response: None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.1	Commercial Lease by and between Cummings Properties Management, Inc. and Eligix, Inc. (f.k.a. Coulter Cellular Therapies, Inc.).
10.2	Master Loan and Security Agreement, dated as of July 28, 1999, by and between Eligix, Inc. and Transamerica Business Credit Corporation including Form of Stock Subscription Warrant to Purchase Common Stock and Promissory Notes in favor of Transamerica Business Credit Corporation dated August 9, 1999, December 29, 1999 and January 31, 2000.

10.3	First Amendment to Master Loan and Security Agreement, dated as of May 15, 2001, by and among the Registrant, Eligix, Inc. and Transamerica Business Credit Corporation.
10.4†	Agreement, dated as of June 2, 2000, by and between Eligix, Inc. and Coulter Pharmaceutical, Inc
10.5†	License, Assignment and Supply Agreement, dated as of February 13, 1997, by and between Coulter Corporation, Coulter International Corporation and Eligix, Inc. (f.k.a. Coulter Cellular Therapies, Inc.)

10.6	Assumed Eligix, Inc. Amended and Restated Management Equity Incentive Plan, as amended.
10.7	Assumed Eligix, Inc. 1997 Equity Incentive Plan, as amended.
10.8	Employment Offer Letter by and between the Registrant and Elliot Lebowitz dated April 4, 1991.
10.9	Employment Offer Letter by and between the Registrant and Mary White-Scharf dated July 30, 1991, as amended on March 31, 1996.
10.10	Employment Offer Letter by and between the Registrant and Richard Capasso dated November 13, 1991, as amended on March 31, 1996.
10.11	Employment Offer Letter by and between the Registrant and James Hope dated June 29, 1992.
10.12	Employment Offer Letter between the Registrant and Mr. Ogier dated May 15, 2001.
10.13	Employment Offer Letter by and between the Registrant and Tara Clark dated May 15, 2001.
10.14	Employment Offer Letter by and between the Registrant and James Embree dated May 15, 2001.
10.15	Employment Offer Letter by and between the Registrant and Judith Sommer dated May 15, 2001
99.1	Pages 21 to 28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, which are deemed to be filed except to the extent that any such portions are not expressly incorporated herein by reference.

†           Confidential treatment requested as to certain portions.

b) Reports on Form 8-K

1.	Current Report on Form 8-K filed on May 25, 2001 reporting pursuant to Item 2 the acquisition of Eligix, Inc. and filing pursuant to Item 7(c) certain exhibits relating to the Eligix acquisition.

2.	Current Report on Form 8-K filed on June 14, 2001 reporting, pursuant to Item 5, the issuance of a press releases announcing (i) that the Company had commitments from selected institutional and accredited investors to consummate a private placement of approximately 2.83 million shares of newly issued common stock, at a purchase price of $6.30 per share, for aggregate gross proceeds of approximately $17.8 million, and (ii) that the Company had completed a $19.0 million private placement of approximately 3,022,457 shares of newly issued common stock, at a purchase price of $6.30 per share, to selected institutional and accredited investors.

3.	Current Report on Form 8-K/A filed on June 26, 2001 reporting (i) pursuant to Item 7(a) the historical financial statements of Eligix, Inc., (ii) pursuant to Item 7(b) the Unaudited Pro Forma Condensed Combined Financial Information of BioTransplant and Eligix and (iii) pursuant to Item 7(c) certain exhibits relating to the Eligix acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioTransplant Incorporated
(Registrant)

Date: August 14, 2001	/S/ RICHARD V. CAPASSO

Richard V. Capasso
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Commercial Lease by and between Cummings Properties Management, Inc. and Eligix, Inc. (f.k.a. Coulter Cellular Therapies, Inc.).

10.2	Master Loan and Security Agreement, dated as of July 28, 1999, by and between Eligix, Inc. and Transamerica Business Credit Corporation including Form of Stock Subscription Warrant to Purchase Common Stock and Promissory Notes in favor of Transamerica Business Credit Corporation dated August 9, 1999, December 29, 1999 and January 31, 2000.

10.3	First Amendment to Master Loan and Security Agreement, dated as of May 15, 2001, by and among the Registrant, Eligix, Inc. and Transamerica Business Credit Corporation.

10.4†	Agreement, dated as of June 2, 2000, by and between Eligix, Inc. and Coulter Pharmaceutical, Inc.

10.5†	License, Assignment and Supply Agreement, dated as of February 13, 1997, by and between Coulter Corporation, Coulter International Corporation and Eligix, Inc. (f.k.a. Coulter Cellular Therapies, Inc.)

10.6	Assumed Eligix, Inc. Amended and Restated Management Equity Incentive Plan, as amended.

10.7	Assumed Eligix, Inc. 1997 Equity Incentive Plan, as amended.

10.8	Employment Offer Letter by and between the Registrant and Elliot Lebowitz dated April 4, 1991.

10.9	Employment Offer Letter by and between the Registrant and Mary White-Scharf dated July 30, 1991, as amended on March 31, 1996.

10.10	Employment Offer Letter by and between the Registrant and Richard Capasso dated November 13, 1991, as amended on March 31, 1996.

10.11	Employment Offer Letter by and between the Registrant and James Hope dated June 29, 1992.

10.12	Employment Offer Letter between the Registrant and Mr. Ogier dated May 15, 2001.

10.13	Employment Offer Letter by and between the Registrant and Tara Clark dated May 15, 2001.

10.14	Employment Offer Letter by and between the Registrant and James Embree dated May 15, 2001.

10.15	Employment Offer Letter by and between the Registrant and Judith Sommer dated May 15, 2001

99.1	Pages 21 to 28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, which are deemed to be filed except to the extent that any such portions are not expressly incorporated herein by reference.

†           Confidential treatment requested as to certain portions.