Form 10-Q
period 2001-09-30
BIOTRANSPLANT INC
filed 2001-11-14
CIK 880259

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-28324

BIOTRANSPLANT INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Organization or Incorporation)	04-3119555 (IRS Employer Identification No.)

Charlestown Navy Yard, Building 75,
Third Avenue, Charlestown,
Massachusetts 02129
(Address of principal executive offices) (zip code)

(617) 241-5200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock as of November 2, 2001: 21,089,976 shares.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	17
PART II. OTHER INFORMATION
ITEM 1—6.		18
	SIGNATURE	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	Sept 30, 2001 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,481,297	$17,569,249
Short-term investments	3,391,568	1,040,791
Accounts receivable from Immerge (see Note 4)	—	3,469,045
Other receivables	18,995	253,278
Inventory, net	—	361,311
Prepaid expenses and other current assets	823,899	367,905

Total current assets	15,715,759	23,061,579

Property and equipment—net	1,337,206	3,846,778

Investment in Stem Cell Sciences	105,000	—

Other long-term assets	—	128,000

Intangible assets—net	—	29,179,040

TOTAL ASSETS	$17,157,965	$56,215,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$233,333	1,165,798
Current obligation under capital leases	37,486	37,486
Accounts payable	408,115	1,387,687
Accrued expenses	1,721,745	2,275,930
Deferred revenues	—	5,880,953

Total current liabilities	2,400,679	10,747,854

Long-term debt, net of current portion	252,778	696,233

Long-term obligation under capital leases, net of current portion	82,285	48,564

Stockholders' equity:
Common stock, $.01 par value, authorized—50,000,000 shares issued and outstanding—11,796,120 shares at December 31, 2000 and 21,083,976 shares at September 30, 2001	117,962	210,840
Additional paid-in capital	83,129,855	151,791,979
Deferred compensation	—	(3,820,021)
Accumulated deficit	(68,825,594)	(103,460,052)

Total stockholders' equity	14,422,223	44,722,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,157,965	$56,215,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues:
License fees	$—	$119,047	$—	$119,047
Product	—	92,950	—	92,950
Research and development	1,476,880	—	4,453,880	—

Total revenues	1,476,880	211,997	4,453,880	211,997

Expenses:
Cost of revenues	—	58,270	—	58,270
Research and development	3,645,493	2,986,706	10,970,524	7,877,876
General and administrative	664,673	1,282,942	1,892,708	2,646,794
Amortization of intangible assets	—	1,011,303	—	1,514,323
Stock-based compensation	—	1,748,264	—	3,098,293
In-process research and development	—	0	—	20,000,000

Total expenses	4,310,166	7,087,485	12,863,232	35,195,556

Operating loss	(2,833,286)	(6,875,488)	(8,409,352)	(34,983,559)

Interest income	348,327	160,040	1,048,358	441,451
Interest expense	(15,483)	(50,657)	(46,653)	(92,350)

Net loss	$(2,500,442)	$(6,766,105)	$(7,407,647)	$(34,634,458)

Basic and diluted net loss per common share	$(0.21)	$(0.35)	$(0.65)	$(2.28)

Weighted average common shares outstanding	11,708,920	19,278,229	11,470,249	15,168,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2000	2001
Cash flows from operating activities:
Net loss	$(7,407,647)	$(34,634,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311,672	524,950
Amortization of intangible assets	—	1,514,322
Stock-based compensation	—	3,098,293
In-process research and development	—	20,000,000
Changes in current assets and liabilities:
Accounts receivable	(298,585)	(3,666,949)
Inventories	—	(361,311)
Prepaid expenses and other current assets	356,525	1,031,951
Accounts payable	(106,501)	(950,731)
Accrued expenses	(182,392)	(2,615,344)
Deferred revenue	(4,125,000)	5,880,953

Net cash used in operating activities	(11,451,928)	(10,178,324)

Cash flows from investing activities:
Purchases of property and equipment	(145,834)	(394,036)
Purchases of short-term investments	(6,461,733)	(1,044,223)
Proceeds from short-term investments	5,316,713	3,395,000
Decrease in investment in Stem Cell Sciences	—	105,000
Cash paid for transaction costs, net of cash received in acquisition of Eligix, Inc.	—	(3,488,716)

Net cash used in investing activities	(1,290,854)	(1,426,975)

Cash flows from financing activities:
Payments of long-term debt	(161,364)	(426,704)
Payments of obligations under capital leases	—	(33,722)
Proceeds from sale of common stock	9,772,833	18,153,676

Net cash provided by financing activities	9,611,469	17,693,251

Net increase (decrease) in cash and cash equivalents	(3,131,313)	6,087,952
Cash and cash equivalents, beginning of period	17,648,789	11,481,297

Cash and cash equivalents, end of period	$14,517,476	$17,569,249

Supplemental disclosures and noncash transactions:
Interest paid during the period	$43,504	$96,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

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

    During the third quarter of 2001, the Company emerged from the development stage with sales of the Eligix HDM cell separation system products. However, the Company is still devoting extensive efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other emerging biotechnology companies, including risks related to: its dependence on key individuals and collaborative research partners, competition from substitute products and larger companies, its ability to develop and market commercially usable products and obtain regulatory approval for its products under development, and its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.

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

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

    The Company held the following investments at December 31, 2000 and September 30, 2001:

	December 31, 2000	September 30, 2001
Cash and cash equivalents	$11,481,297	$17,569,249

Short-term Investments
United States Treasury and Agency Securities (average maturity of 1 month at September 30, 2001)	—	540,612
Corporate Bonds (average maturity of 2 months at December 31, 2000 and 1 month at September 30, 2001	1,897,640	500,179
Commercial Paper (average maturity of 1 month at December 31, 2000)	$1,493,928	—

Total cash, cash equivalents and short-term investments	$14,872,865	$18,610,040

    In order to provide its consent to the Eligix acquisition (see Note 9), a bank has required the Company to secure the outstanding balance on a term note (see Note 6) with cash funds until the date the loan is paid off. The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement. As of September 30, 2001, this amount is still restricted.

3.  NET LOSS PER COMMON SHARE

    Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock issuable pursuant to options and warrants would be antidilutive. For the three and nine months ended September 30, 2001, antidilutive securities not included in the computation consist of 429,909 shares issuable pursuant to common stock options and 73,538 shares issuable pursuant to common stock warrants. For the three and nine months ended September 30, 2000, antidilutive securities not included in the computation consist of 848,369 shares issuable pursuant to common stock options and 299,535 shares issuable pursuant to common stock warrants.

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

    In December 2000, Immerge formed a wholly-owned Delaware operating subsidiary, Immerge BioTherapeutics, Inc. Effective January 1, 2001, BioTransplant entered into a contract research

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

agreement with the Delaware subsidiary, under which BioTransplant has committed approximately 20 full-time employees to perform specified research activities exclusively for Immerge and has agreed to provide administrative services and support at agreed upon rates. Amounts due BioTransplant under this agreement are being recorded as offsets to the relevant BioTransplant expenses incurred. For the three and nine months ended September 30, 2001, BioTransplant has recorded offsets to its expenses of approximately $1.4 million and $4.2 million, respectively for research and development services and approximately $244,000 and $733,000, respectively for general and administrative services and support provided under the agreement. Of this amount, approximately $3.5 million is included as accounts receivable from Immerge at September 30, 2001.

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

    In the third quarter of 2001, the Company generated product revenues in connection with the development and sale of the Company's Eligix cell separation product line. Product revenues are recognized upon shipment provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is assured. The Company also received license fees and milestone payments in connection with the Gambro BCT distribution agreement (see Note 10). The Company recognizes these payments as revenue on a straight line basis over the term of the distribution agreement.

6.  DEBT

    In September 1997, the Company entered into a term note with a bank, whereby the Company could borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company amended the term note to extend the drawdown period and increase its availability to $1.0 million under the same conditions of the original term note. Borrowings under the term note bear annual floating interest at the bank's Prime Rate (6.0% at September 30, 2001) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (5.06% at September 30, 2001) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $311,000 in borrowings outstanding under this term note at September 30, 2001. The Company is required to maintain certain financial covenants under the agreement. As of September 30, 2001, the Company is in compliance with these covenants. In order to provide its consent to the Eligix acquisition (see Note 9), the bank required the Company to secure the outstanding balance on the note as well as an amount equal to the total credit available to the Company through corporate credit cards, with cash funds until the loan is paid off. The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement. The Company has classified this restricted cash as short-term investments at September 30, 2001.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

    In connection with the acquisition of Eligix, Inc. (Note 9), the Company has become a co-borrower on two loan and security agreements. The first loan and security agreement was entered into in September 1997 and allows the Company to borrow up to $750,000. The minimum funding amount is $100,000 with a maximum of five loans. Loans under the agreement bear interest at a fixed rate equal to the yield to maturity for the U.S. Treasury note having a term equivalent with the loan's term on the date of funding plus 300 basis points. The loans are collateralized by certain equipment. There were $287,000 in borrowings outstanding under this term note at September 30, 2001. The second loan and security agreement was entered into in June 1999 and allows the Company to borrow up to $2,700,000. The minimum funding amount is $35,000. Each note will have a fixed term of 42 months. Loans under the agreement bear interest at a fixed rate equal to the prime rate on the date of commencement plus the average interest rate of a similar term U.S Treasury note for the week preceding the date of commencement. The loans are collateralized by certain equipment. There were $1.26 million in borrowings outstanding under this term note at September 30, 2001. The weighted average interest rate on these Eligix loan and security agreements outstanding was 11.8% at December 31, 2000.

7.  SEGMENT REPORTING

    The Company has adopted Statement of Financial Accounting Standards Board (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for reporting information about operating segments. In accordance with SFAS 131, the Company believes that it operates in one operating segment.

8.  COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's comprehensive income is equal to its reported net loss for all periods presented.

9.  ELIGIX ACQUISITION

    On May 15, 2001, the Company completed its acquisition of Eligix, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of BioTransplant, BT/EL Acquisition Co., merged with and into Eligix, and upon such merger Eligix became a wholly-owned subsidiary of the Company. The security holders of Eligix are entitled to receive an aggregate of 5,610,000 shares of BioTransplant common stock, either in the merger or upon exercise or conversion of Eligix options, warrants and notes assumed by BioTransplant in the merger. Of these shares, 561,000 shares were deposited in an escrow account to satisfy any indemnification claims made by the Company within 15 months after the closing of the merger. Any indemnification escrow shares that, 15 months following the completion of the merger, have not been used to satisfy indemnification claims made by BioTransplant and that are not subject to any unresolved claims for indemnification by BioTransplant, will be distributed to the Eligix stockholders. In addition, of the 5,610,000 shares, an additional 561,000 shares of BioTransplant common stock issued to Eligix stockholders were deposited into an escrow account to secure achievement by Eligix, on or before December 31, 2001, of CE mark approval from the European Union with respect to Eligix' TCell-HDM product. On September 26, 2001, CE mark approval for Eligix' TCell-HDM product was received and the corresponding escrow shares were distributed to Eligix stockholders.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

    In accordance with APB No. 16, Business Combinations, the purchase price for the acquisition of Eligix has been allocated to the assets and liabilities of Eligix based upon their respective fair values. The aggregate purchase price is based upon the fair market value of Eligix common stock of $48.0 million, including the value of the outstanding options and warrants to purchase the Company's common stock and the transaction costs related to the merger, as well as the value of the 561,000 shares released from escrow related to the Company's CE mark approval in September 2001.

    The purchase price was allocated to the assets acquired based upon an independent appraisal which used proven valuation tools and techniques. Significant portions of the purchase price were identified as intangible assets which included in-process research and development (IPR&D) of $20.0 million and acquired technology of $25.0 million. The excess of the purchase price over the fair value of identified intangible and tangible net assets of $5.7 million has been allocated to goodwill. Intangible assets are being amortized over their estimated useful lives of seven years. The fair value of the IPR&D relating to current in-process research and development projects was recorded as an expense as of the merger date.

    The aggregate purchase price of $48.0 million, including acquisition costs, was allocated as follows:

Current assets	$998,000
Property and equipment	2,640,000
In-process research and development	20,000,000
Acquired intangible assets	25,000,000
Deferred compensation	483,000
Other assets	128,000
Goodwill	5,694,000
Acquired liabilities	(6,902,000)

$48,041,000

    As of September 30, 2001, intangible assets, net relates entirely to the Eligix merger and consists of the following:

Acquired intangibles	$25,000,000
Goodwill	5,694,000

$30,694,000
Less accumulated amortization	1,514,000

$29,179,000

    For the three and nine months ended September 30, 2001, the Company recorded $1,011,000 and $1,514,000, respectively, in amortization expense related to acquired intangibles and goodwill.

    Additionally, for the three and nine months ended September 30, 2001, the Company recorded $32,000 and $40,000, respectively, in stock based compensation related to the vesting of stock options held by employees and consultants of Eligix. For those periods, the Company also reversed deferred compensation of $5,000 and $96,000, respectively, related to options forfeited by terminated employees.

    In connection with the transaction, certain employees of Eligix received an aggregate of 990,000 shares of BioTransplant common stock under the Eligix management equity incentive plan. These shares vest over a 365-day period following the closing of the merger, with 33 1/3% of the shares vesting

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

90 days after closing of the merger, an additional 33 1/3% of the shares vesting 180 days after the closing of the merger, an additional 23 1/3% of the shares vesting 270 days after the closing of the merger and the remaining 10% of the shares vesting 365 days after the closing of the merger. If, within 365 days after the closing of the merger, BioTransplant terminates a former Eligix employee other than for cause, or an employee terminates his or her employment for good reason, that employee's shares will vest immediately in full upon termination. Otherwise, BioTransplant will have the right to repurchase a terminated employee's unvested shares for $.01 per share. Of the shares issued under the Eligix management equity incentive plan, 99,000 are being held in escrow for 15 months following the completion of the merger to satisfy and claims of indemnification made by BioTransplant under the merger agreement. An additional 99,000 shares were held in escrow until September 26, 2001 to secure achievement of CE mark approval by the European Union of the Eligix TCell-HDM product. These CE mark approval escrow shares were released from escrow upon receipt of CE mark approval. The value of the 990,000 shares, less the 99,000 shares held in escrow to secure achievement of CE mark approval, is being treated as deferred compensation and is being expensed over the 365-day vesting period of the shares. The per share price used to determine the value of these shares, excluding the 99,000 shares held in escrow to secure CE mark approval, was $6.84, the fair market value of BioTransplant common stock on the closing date of the merger. Accordingly, at the merger date, $6,094,000 was recorded as deferred compensation. Upon release of the CE mark approval shares from escrow, the Company recorded additional deferred compensation of $445,000, based on the fair market value of the Company's common stock on September 25, 2001 of $4.50. These management equity incentive plan shares are being expensed over the vesting period of the shares.

    During the three and nine months ended September 30, 2001, the Company amortized $1,748,000 and $3,098,000 of deferred compensation, including approximately $638,000 related to the termination of an Eligix employee, as the vesting of the shares held by the terminated employee were accelerated in full. This entire amount is included as stock based compensation in the accompanying statement of operations for the three and nine months ended September 30, 2001. Additionally, the Company reversed deferred compensation of $13,000 related to the shares forfeited by terminated employees.

    Unaudited pro forma operating results for the Company, assuming the merger occurred at the beginning of the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	$211,997	$1,476,880	$211,997	$4,453,880
Net loss	$(5,211,073)	$(7,761,136)	$(18,245,104)	$(23,842,416)
Net loss per share	$(0.25)	$(0.47)	$(0.95)	$(1.45)

    For purposes of these pro forma operating results, the IPR&D was assumed to have been written off prior to the pro forma periods, so that operating results presented only include recurring costs.

10.  GAMBRO BCT DISTRIBUTION AGREEMENT

    During August 2001, BioTransplant entered into a distribution agreement with Gambro BCT, a wholly owned subsidiary of Gambro AB, for the distribution of BioTransplant's Eligix HDM cell separation product line and with options on future products as stand-alone medical devices. The Gambro territory will be worldwide, exclusive of the U.S., Canada and Japan. Gambro BCT has an option to obtain the exclusive right to distribute products in the U.S. and Canada, and has a right of

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

first negotiation with respect to any distribution agreement in Japan. The two companies will also share revenues based upon a specific formula. Under the terms of the agreement BioTransplant will be responsible for developing, manufacturing and seeking to obtain CE marking for its Eligix HDM cell separation products. The first two of these products, BCell-HDM, and TCell HDM have received the CE Mark permitting their sale in the European Union. Gambro BCT will be responsible for continued clinical market development and all other aspects of marketing, sales and distribution. In August and September 2001, BioTransplant received an upfront licensing fee of $4.0 million, plus milestone payments of $2.0 million for CE marking of its BCell-HDM, and TCell HDM products. These payments are being recognized as revenue over the estimated life of the customer, which is seven years. BioTransplant has the ability to receive future milestone payments for other new products, if any, receiving CE mark approval.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issue SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting, thereby eliminating the use of the pooling-of-interests method. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter of 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Section titled "Business—Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC, which Section is incorporated herein by reference. You should carefully consider each of these risks and uncertainties in evaluating the Company's business, financial condition and results of operations. The forward-looking information provided herein represents the Company's estimates as of the date of this report. Subsequent events and developments may cause these estimates to change. The Company cautions you that while it may elect to update this forward-looking information at some point in the future, it specifically disclaims any obligation to do so.

OVERVIEW

    Since commencement of operations in 1990, BioTransplant has been engaged primarily in the research and development of pharmaceutical products and systems to enable the body's immune system to better tolerate the transplantation of foreign cells, tissues and organs. The major sources of BioTransplant's working capital have been the proceeds from sales of equity securities, sponsored research funding and license fees, capital lease financings and borrowings under a term loan. During the third quarter of 2001, the Company emerged from the development stage with sales of the Eligix cell separation products. However, BioTransplant has not generated substantial revenues from the sale of products to date. BioTransplant will be required to conduct significant additional research, development, testing and regulatory compliance activities that, together with general and administrative expenses, are expected to result in significant and increasing operating losses for at least the next several years.

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

    In December 2000, Immerge BioTherapeutics AG formed a wholly-owned Delaware subsidiary, Immerge BioTherapeutics, Inc. BioTransplant has entered into a contract research agreement with the Delaware subsidiary, under which BioTransplant has committed approximately 20 full-time employees to perform research and is providing administrative services, at rates specified in the agreement.

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

    On May 15, 2001, the Company completed its acquisition of Eligix through a reverse triangular merger. Upon consummation of the merger, Eligix became a wholly-owned subsidiary of the Company. Under the terms of the merger, the Company will issue up to 5,610,000 shares of common stock in exchange for the fully diluted common stock of Eligix and issued 990,000 shares of common stock to certain employees of Eligix. The shares issued to Eligix employees are subject to a repurchase option which lapses over a one year period. The Company has accounted for the merger as a purchase of Eligix.

    During August 2001, BioTransplant signed a distribution agreement with Gambro BCT, a wholly owned subsidiary of Gambro AB, for the distribution of BioTransplant's Eligix HDM cell separation product line and with options on future products as stand-alone medical devices. The Gambro territory will be worldwide, exclusive of the US, Canada and Japan. Gambro BCT has an option to acquire the exclusive right to distribute products in the U.S. and Canada, and has a right of first negotiation with respect to any distribution agreement in Japan. The two companies will also share revenues based upon a specific formula. Under the terms of the agreement BioTransplant will be responsible for developing, manufacturing and seeking to obtain CE mark approval for its Eligix HDM cell separation products. The first two of these products, BCell-HDM, and TCell HDM have received CE mark approval permitting their sale in the European Union. Gambro BCT will be responsible for continued clinical market development and all other aspects of marketing, sales and distribution. In August and September 2001, BioTransplant received an upfront licensing fee of $4.0 million, plus milestone payments of $2.0 million for obtaining CE mark approval for its BCell-HDM, and TCell HDM products. BioTransplant will receive future milestone payments for other new products, if any, receiving CE mark approval.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Revenues for the three months ended September 30, 2001 were $212,000, compared to $1,477,000 for the three months ended September 30, 2000. The decrease in revenue during the three months ended September 30, 2001 was due to the absence of research and development support from the Company's collaboration with Novartis Pharma AG, which provided $1,477,000 in funding for the three months ended September 30, 2000. In late 2000, Novartis and the Company formed Immerge Biotherapeutics AG, a joint venture in xenotransplantation, which superceded their prior research collaboration. As discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial

Statements, reimbursements from and charges to Immerge BioTherapeutics, Inc. are being recorded as offsets to the relevant BioTransplant expense category beginning in the first quarter of 2001. The decrease in revenues related to research and development support was partially offset by license fee and product revenues received in connection with the Gambro BCT distribution agreement, as described in Note 10 of the Notes to Condensed Consolidated Financial Statements.

    Research and development expenses decreased to $3.0 million for the three months ended September 30, 2001, from $3.6 million for the three months ended September 30, 2000. This decrease was primarily due to the reimbursement of personnel and related support costs for approximately 20 research employees dedicated to Immerge and decreased levels of external research support in 2001. This decrease was partially offset by approximately $1.0 million of expenses related to the consolidation of Eligix operations which are included in expenses for the three months ended September 30, 2001.

    General and administrative expenses increased to $1.3 million for the three months ended September 30, 2001 from $665,000 for the three months ended September 30, 2000. This increase was due to the inclusion in the three months ended September 30, 2001 of approximately $500,000 of expenses related to the consolidation of Eligix operations.

    Interest income decreased to $160,000 for the three months ended September 30, 2001 from $348,000 for the three months ended September 30, 2000. The decrease was due primarily to lower cash balances available for investment purposes and lower interest rates in 2001.

    As a result of the above factors and approximately $2.8 million of non-cash Eligix merger-related expenses (see Note 9 to the Notes to Condensed Consolidated Financial Statements) charged to expenses, the Company generated a net loss for the three months ended September 30, 2001 of $6.77 million, or $0.35 per share, compared to a net loss of $2.5 million, or $0.21 per share, for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    Revenues for the nine months ended September 30, 2001 were $212,000, compared to $4.5 million for the nine months ended September 30, 2000. The decrease of revenue during the nine months ended September 30, 2001was due to the absence of research and development support from the Company's collaboration with Novartis Pharma AG, which provided $4.5 million in funding for the nine months ended September 30, 2000. In late 2000, Novartis and the Company formed Immerge Biotherapeutics AG, a joint venture in xenotransplantation, which superceded their prior research collaboration. As discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements, reimbursements from and charges to Immerge BioTherapeutics, Inc. are being recorded as offsets to the relevant BioTransplant expense category beginning in the first quarter of 2001. The decrease in revenues related to research and development support was partially offset by license fee and product revenues received in connection with the Gambro BCT distribution agreement, as described in Note 10 of the Notes to Condensed Consolidated Financial Statements.

    Research and development expenses decreased to $7.8 million for the nine months ended September 30, 2001 from $11.0 million for the nine months ended September 30, 2000. This decrease was primarily due to the reimbursement of personnel and related support costs for approximately 20 research employees dedicated to Immerge and decreased levels of external research support in 2001. This decrease was partially offset by approximately $1.4 million of expenses related to the consolidation of Eligix operations from the date of the merger to September 30, 2001, which are included in expenses for the nine months ended September 30, 2001.

    General and administrative expenses increased to $2.6 million for the nine months ended September 30, 2001, compared to $1.9 million for the nine months ended September 30, 2000. This increase was due to the inclusion of approximately $800,000 of expenses related to the consolidation of Eligix operations which are included in expenses for the nine months ended September 30, 2001.

    Interest income decreased to $441,000 for the nine months ended September 30, 2001 from $1,048,000 for the nine months ended September 30, 2000. The decrease was due primarily to lower cash balances available for investment purposes and lower interest rates in 2001.

    As a result of the above factors and approximately $24.6 million of non-cash Eligix merger-related expenses (see Note 9 to the Notes to Condensed Consolidated Financial Statements) charged to expenses, the Company generated a net loss for the nine months ended September 30, 2001 of $34.6 million, or $2.28 per share, compared to a net loss of $7.4 million, or $0.65 per share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company's operations have been funded principally through the net proceeds of an aggregate of $81.9 million from sales of equity securities. The Company has also received $50.0 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune, $6 million in license fees and milestone payments related to the Gambro BCT distribution agreement and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing, and cash generated from the corporate collaborations with Novartis and MedImmune have been used to fund operating losses of approximately $103.4 million and the investment of approximately $5.4 million in equipment and leasehold improvements through September 30, 2001. During 1999, the Company extended and increased its term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. There were $311,000 in borrowings outstanding under this term note at September 30, 2001. In order to provide its consent to the Eligix acquisition, the bank has required the Company to secure the outstanding balance on the note, as well as an amount equal to the total credit available to the Company through corporate credit cards, with cash funds until the loan is paid off or the Company raises additional funds. The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement. The Company had no significant commitments as of September 30, 2001 for capital expenditures.

    In connection with the acquisition of Eligix, Inc., the Company has become a co-borrower on two loan and security agreements. The first loan and security agreement was entered into in September 1997 and allows the Company to borrow up to $750,000. The minimum funding amount is $100,000 with a maximum of five loans. Loans under the agreement bear interest at a fixed rate equal to the yield to maturity for the U.S. Treasury note having a term equivalent with the loan's term on the date of funding plus 300 basis points. The loans are collateralized by certain equipment. There were $287,000 in borrowings outstanding under this term note at September 30, 2001. The second loan and security agreement was entered into in June 1999 and allows the Company to borrow up to $2,700,000. The minimum funding amount is $35,000. Each note will have a fixed term of 42 months. Loans under the agreement bear interest at a fixed rate equal to the prime rate on the date of commencement plus the average interest rate of a similar term U.S Treasury note for the week preceding the date of commencement. The loans are collateralized by certain equipment. There were $1.26 million in borrowings outstanding under this term note at September 30, 2001.

    The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $5.2 million, which includes approximately $3.5 million in 2001. The Company expects to use its existing cash to satisfy these funding obligations.

    On June 8, 2001, the Company issued and sold to a group of investors in a private equity financing an aggregate of 3,022,457 shares of its common stock, $.01 par value per share, at a purchase price of $6.30 per share, for net proceeds to the Company of approximately $17.9 million.

    The Company had cash, cash equivalents and short-term investments of $18.6 million as of September 30, 2001, as compared to $14.9 million as of December 31, 2000. The increase in cash, cash equivalents and short-term investments is due primarily to the proceeds from the sale of shares of the Company's common stock in a private equity financing in June 2001, offset by normal operating expenses and cash paid for costs related to the Eligix acquisition of approximately $3.9 million.

    The Company anticipates that its existing funds should be sufficient to fund its operating and capital requirements as currently planned through late 2002. However, the Company's cash requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The primary objective of the investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. All of these market-risk sensitive instruments are classified as held-to-maturity and are not held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk. As of September 30, 2001, there have been no material changes in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS: None

ITEM 2.  CHANGES IN SECURITIES: None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Response: The Company held its Annual Meeting of Stockholders on Monday, July 9, 2001. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

  1.
  To elect the following persons to serve as Directors of the Company for the ensuing year.

	Number of Votes
	For	Abstaining
Elliot Lebowitz	8,193,092	722,016
James Foster	8,193,092	722,016
Daniel Hauser	8,193,092	722,016
Walter Ogier	8,193,092	722,016
Arnold Oronsky	8,193,092	722,016
Michael Perry	8,193,092	722,016
Susan Racher	8,193,092	722,016
  2.
  To approve the amendment to the Company's 1997 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan from 1,500,000 to 3,500,000.

Number of Votes
For	Against	Abstaining	Unvoted
2,803,093	1,994,691	33,393	4,083,931
  3.
  To ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year.

Number of Votes
For	Against	Abstaining
8,206,322	698,051	10,735

ITEM 5.  OTHER INFORMATION: None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

†10.1	Distribution Agreement between Biotransplant Incorporated and Gambro BCT, Inc., dated August 14, 2001.
99.1
Pages 21 to 28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, which are deemed to be filed except to the extent that any such portions are not expressly incorporated herein by reference.

†
Confidential treatment requested as to certain portions.

b)
Reports on Form 8-K: None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTRANSPLANT INCORPORATED
(Registrant)
Date: November 14, 2001	By:	/s/ RICHARD V. CAPASSO Richard V. Capasso Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (unaudited)
PART II. OTHER INFORMATION
SIGNATURE