Form 10-Q
period 2002-03-31
BIOTRANSPLANT INC
filed 2002-05-15
CIK 880259

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number 0-28324

BIOTRANSPLANT INCORPORATED
(Exact name of registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3119555 (IRS Employer Identification Number)

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

YES ☒    NO ☐

        The number of shares outstanding of the Registrant's Common Stock as of May 6, 2002: 21,325,382 shares.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	26
PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	27
SIGNATURES		27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,226,611	$5,698,609
Restricted cash	308,330	411,470
Short-term investments	5,559,794	8,546,726
Accounts receivable, trade, net	257,950	242,045
Accounts receivable from Immerge	383,302	662,783
Inventory, net	374,824	646,713
Prepaid expenses and other current assets	893,416	983,588

Total current assets	12,004,227	17,191,934

Property and equipment, net	4,326,751	4,341,007
Other long-term assets	128,000	128,000
Intangible assets, net	9,625,000	10,017,856
Goodwill, net	18,060,188	18,060,188

TOTAL ASSETS	$44,144,166	$49,738,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,131,350	$1,257,256
Current obligation under capital lease	45,215	45,215
Accounts payable	1,920,881	1,270,787
Accrued expenses	1,967,802	2,326,520
Current portion of deferred revenue	858,864	858,864

Total current liabilities	5,924,112	5,758,642

Long-term debt, net of current portion	36,689	261,640
Long-term obligation under capital leases, net of current portion	18,205	32,746
Deferred revenue, net of current portion	4,592,657	4,807,373
Stockholders' equity:
Preferred stock, $.01 par value, authorized—2,000,000 shares; issued and outstanding—no shares	—	—
Common stock, $.01 par value, authorized—50,000,000 shares at March 31, 2002 and December 31, 2001; issued and outstanding—21,325,382 shares at March 31, 2002 and 21,272,672 shares at December 31, 2001	213,254	212,728
Additional paid-in capital	152,244,877	152,088,879
Deferred compensation	(796,348)	(1,951,838)
Accumulated deficit	(118,089,280)	(111,471,185)

Total stockholders' equity	33,572,503	38,878,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,144,166	$49,738,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
License fees	$214,716	$—
Product revenue	261,900	—

Total revenues	476,616	—

Expenses:
Cost of product revenues	157,591	—
Research and development	4,199,344	1,985,167
General and administrative	1,171,460	481,726
Amortization of intangible assets	392,856	—
Stock-based compensation (1)	1,155,490	—

Total expenses	7,076,741	2,466,893

Operating loss	(6,600,125)	(2,466,893)

Interest income	34,224	169,811
Interest expense	(52,194)	(14,461)

Net loss	$(6,618,095)	$(2,311,543)

Net loss per common share, basic and diluted	$(0.31)	$(0.20)

Weighted average common shares outstanding, basic and diluted	21,292,502	11,796,358

(1)
The following summarizes the departmental allocation of the stock-based compensation charge:

Research and development	$1,149,715	$—
General and administrative	5,775	—

Total stock-based compensation	$1,155,490	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,618,095)	$(2,311,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272,310	85,087
Amortization of intangible assets	392,856	—
Stock-based compensation	1,155,490	—
Decrease in investment in Stem Cell Sciences	—	15,000
Changes in current assets and liabilities:
Accounts receivable, trade	(15,905)	—
Accounts receivable from Immerge	279,481	(131,229)
Accounts receivable from Eligix	—	(2,000,000)
Prepaid expenses and other current assets	90,172	(27,674)
Inventories	271,889	—
Accounts payable	650,093	210,745
Accrued expenses	(358,717)	(366,471)
Deferred revenue	(214,716)	—

Net cash used in operating activities	(4,095,142)	(4,526,085)

Cash flows from investing activities:
Purchases of property and equipment	(258,054)	(8,253)
Purchases of short-term investments	—	(3,428)
Proceeds from maturities of short-term investments	2,986,932	3,395,000

Net cash provided by investing activities	2,728,878	3,383,319
Cash flows from financing activities:
Payments of long-term debt	(350,857)	(58,333)
Release of restricted funds	103,140	—
Payments of obligations under capital leases	(14,541)	(13,058)
Proceeds from sale of common stock	156,524	6,090

Net cash used in financing activities	(105,734)	(65,301)

Net decrease in cash and cash equivalents	(1,471,998)	(1,208,067)
Cash and cash equivalents, beginning of period	5,698,609	11,481,297

Cash and cash equivalents, end of period	$4,226,611	$10,273,230

Supplemental disclosures and noncash transactions:
Interest paid during the period	$54,558	$14,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    OPERATIONS AND BASIS OF PRESENTATION

        BioTransplant Incorporated ("BioTransplant" or the "Company") was incorporated on March 20, 1990 in the state of Delaware. The Company discovers, develops and commercializes therapeutics, therapeutic devices and therapeutic regimens designed to suppress undesired immune responses and enhance the body's ability to accept donor cells, tissues and organs. The Company believes that its patented therapeutic regimens, either alone, in combination or with modified conventional therapies, have the potential to address significant unmet medical needs in autoimmune diseases, cancer and transplantation.

        During the third quarter of 2001, the Company emerged from the development stage with sales of the Eligix HDM Cell Separation Systems, which received CE mark approval in Europe. However, the Company is still devoting extensive efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other emerging biotechnology companies, including risks related to: its dependence on key individuals and collaborative research and distribution partners, competition from substitute products and larger companies, its ability to develop and market commercially usable products and obtain regulatory approval for its products under development, and its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its products.

        The accompanying unaudited condensed consolidated interim financial statements herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of the Company's financial position and its interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

        The Company incurred a net loss of approximately $6.6 million and $42.6 million for the quarter ended March 31, 2002 and year ended December 31, 2001, respectively, and had an accumulated deficit of approximately $118.1 million and $111.5 million as of March 31, 2002 and December 31, 2001, respectively. The Company has funded these losses principally through equity financings. At March 31, 2002, the Company has approximately $10.1 million in cash, cash equivalents and short-term investments. Management believes that these resources will be adequate to fund operations into the first quarter of 2003.

        Certain prior period amounts have been reclassified to be consistent with the current period's presentation.

2.    NET LOSS PER COMMON SHARE

        Net loss per common share is based on the weighted average number of common shares outstanding during the periods presented, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share". Diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock issuable pursuant to options and warrants would be antidilutive.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    IMMERGE BIOTHERAPEUTICS, INC.

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

        In December 2000, Immerge formed a wholly-owned Delaware operating subsidiary, Immerge BioTherapeutics, Inc. Effective January 1, 2001, BioTransplant entered into a contract research agreement with the Delaware subsidiary, under which BioTransplant has committed approximately 20 full-time employees to perform specified research activities exclusively for the Delaware subsidiary and has agreed to provide administrative services and support at agreed upon rates. Amounts due BioTransplant under this agreement are being recorded as offsets to the relevant BioTransplant expenses incurred. For the three months ended March 31, 2002 and 2001, BioTransplant has recorded offsets to its expenses of approximately $1.4 million and $1.5 million for research and development services, respectively, and approximately $243,000 and $244,000 for general and administrative services and support, respectively, provided under the agreement. Of these amounts, approximately $383,000 is included as accounts receivable from Immerge on March 31, 2002.

4.    REVENUE RECOGNITION

        Beginning in the third quarter of 2001, the Company generated product revenues in connection with the development and sale of the Company's Eligix Cell Separation System product line. Product revenues are recognized upon shipment provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. The Company also received license fees and milestone payments in connection with the Gambro BCT distribution agreement (see Note 9). The Company recognizes these payments as revenue on a straight line basis over the term of the distribution agreement in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 requires companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.    DEBT

        In September 1997, the Company entered into a term note with a bank, whereby the Company could borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company amended the term note to extend the drawdown period and increase its availability to $1.0 million under the same conditions of the original term note. Borrowings under the term note bear annual floating interest at the bank's prime rate (4.75% at March 31, 2002) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (1.96% at March 31, 2002) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $194,000 in borrowings outstanding under this term note at March 31, 2002. In order to provide its consent to the Eligix acquisition (see Note 7), a bank has required the Company to secure the term note with cash funds until the date the loan is paid off. The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement. As of March 31, 2002, $308,000 of this amount is still restricted.

        In connection with the acquisition of Eligix, Inc. (see Note 7), the Company has become a co-borrower on two loan and security agreements. The first loan and security agreement was entered into by Eligix in September 1997 and allows the Company to borrow up to $750,000. The minimum funding amount is $100,000 with a maximum of five loans. Loans under the agreement bear interest at a fixed rate equal to the yield to maturity for the U.S. Treasury note having a term equivalent with the loan's term on the date of funding plus 300 basis points. The loans are collateralized by certain equipment. There were $183,000 in borrowings outstanding under this term note at March 31, 2002. The second loan and security agreement was entered into by Eligix in June 1999 and allows the Company to borrow up to $2,700,000. The minimum funding amount is $35,000. Each note will have a fixed term of 42 months. Loans under the agreement bear interest at a fixed rate equal to the prime rate on the date of commencement plus the average interest rate of a similar term U.S Treasury note for the week preceding the date of commencement. The loans are collateralized by certain equipment. There were $789,000 in borrowings outstanding under this term note at March 31, 2002. The weighted average interest rate on these Eligix loan and security agreements outstanding was 13.62% at March 31, 2002.

6.    COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There are no material differences between the Company's reported income and comprehensive income for all periods presented.

7.    ELIGIX ACQUISITION

        On May 15, 2001, the Company completed its acquisition of Eligix, Inc. The transaction was accounted for as a purchase and, accordingly, the purchase price of $48.0 million for the acquisition of Eligix has been allocated to the assets and liabilities of Eligix based upon their respective fair values with the excess of the purchase price over the fair value of identified intangible and tangible net assets of $19.7 million allocated to goodwill. For the three months ended March 31, 2002, the Company recorded $393,000 in amortization expense related to intangible assets acquired in the purchase.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

        Of the 5,610,000 shares issuable to Eligix securityholders in the merger, 493,327 shares issued to Eligix stockholders were deposited in an escrow account to satisfy indemnification claims made by the Company within 15 months after the closing of the merger. Any indemnification escrow shares that, 15 months following the completion of the merger, have not been used to satisfy indemnification claims made by BioTransplant and that are not subject to any unresolved claims for indemnification by BioTransplant, will be distributed to the Eligix stockholders.

        Additionally, for the three months ended March 31, 2002, the Company recorded $37,000 in stock based compensation related to the vesting of stock options held by employees and consultants of Eligix.

        Additionally, certain employees of Eligix received an aggregate of 990,000 shares of BioTransplant common stock under the Eligix management equity incentive plan. These shares vest over a 365-day period following the closing of the merger. Accordingly, at the merger date, $6,094,000 was recorded as deferred compensation. These management equity incentive plan shares are being expensed over the vesting period of the shares. During the three months ended March 31, 2002, the Company amortized approximately $1,119,000 of deferred compensation allocated to research and development related to the vesting of these shares.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS NOS. 141 AND 142

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" (the "Statements"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to minimum annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        For the Eligix acquisition, which was completed prior to June 30, 2001, the Company has applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 prior to June 30, 2002, and has not yet determined what the effect, if any, of these tests will be on earnings and financial position of the Company. Goodwill subject to such impairment testing was $18,060,188 at March 31, 2002.

        The adoption of the new standards does not impact the financial results for the three months ended March 31, 2001 as no goodwill amortization was recorded during that period.

        Acquired intangible assets subject to amortization consist of capitalized acquired technology of $11,000,000 related to the Eligix acquisition (see Note 7). As of March 31, 2002, accumulated amortization on acquired technology is equal to $1.4 million. For the three months ended March 31, 2002, amortization expense for intangible assets was $393,000. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is $1.6 million.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    GAMBRO BCT DISTRIBUTION AGREEMENT

        In August 2001, BioTransplant entered into an exclusive distribution agreement with Gambro BCT, a wholly-owned subsidiary of Gambro AB, for the distribution of its Eligix HDM Cell Separation Systems. BioTransplant granted Gambro the exclusive right to distribute these products worldwide, with the exception of the United States and Japan, and the non-exclusive right to distribute these products in Canada. Gambro also has the option to negotiate the terms of an exclusive arrangement for Canada. If BioTransplant is unable to negotiate an exclusive arrangement in Canada and subsequently reaches an agreement with a third party, then Gambro's non-exclusive rights in Canada will terminate. Gambro has the exclusive option for a limited period of time to negotiate for the exclusive right to distribute products in the United States by making a one-time payment to the Company. Thereafter, Gambro has the option, without payment of a fee, to negotiate on a non-exclusive basis for United States distribution rights. Gambro also has a right of prior notice and first negotiation with respect to any third-party discussions BioTransplant may seek to engage in with respect to distribution in Japan.

        Under the terms of the agreement, BioTransplant is responsible for developing, manufacturing and seeking to obtain CE mark approval for the Company's Eligix HDM Cell Separation Systems. The first two of these products, the Eligix BCell-SC and CD8-DLI Cell Separation Systems, have received CE mark approval, permitting their sale in the European Union. Gambro will be responsible for continued clinical market development and all other aspects of marketing, sales and distribution. In August and September 2001, the Company received an upfront licensing fee of $4.0 million, plus milestone payments of $2.0 million for obtaining CE mark approval for the Company's Eligix BCell-SC and CD8-DLI Cell Separation Systems. The Company is recognizing these amounts as revenue over the seven-year term of the distribution agreement. During the year ended December 31, 2001, the Company recognized $334,000 as license fee revenues, all of which were shipped to Gambro's location in the United States, and of March 31, 2002, $5.5 million is included as deferred revenue in the accompanying consolidated balance sheets. BioTransplant may receive future milestone payment for other new products, if any, receiving CE mark approval.

10.  ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS

        In accordance with SFAS No. 144, "Accounting for the Impairment of Long Lived Assets," which the Company adopted on January 1, 2002, the Company assesses the realizability of certain intangible assets. Under SFAS 144, the Company is required to assess the valuation of its long-lived assets including intangible assets based on the estimated cash flow to be generated by such assets. Based on its most recent analysis, the Company believes that no indications of impairment exist as of March 31, 2002.

11.  SUBSEQUENT EVENT

        On May 8, 2002, the Company announced a cost reduction program, including a reduction in the workforce of approximately 15 full-time employees, and other measures to reduce overall spending in subsequent quarters. The Company expects to record a charge of approximately $280,000 in the second quarter of 2002 for employee termination costs.

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

Eligix Acquisition

        On May 15, 2001, we completed our acquisition of Eligix, Inc. Upon consummation of the merger, Eligix became our wholly-owned subsidiary. Under the terms of the merger, we issued 4,939,200 shares of common stock in exchange for the outstanding common stock of Eligix and 990,000 shares of common stock to certain former employees of Eligix. The shares issued to Eligix employees are subject to a repurchase option which lapses over a one-year period.

        We accounted for the acquisition as a purchase. In accordance with the requirements of accounting principles generally accepted in the United States, we allocated the purchase price for the acquisition to the assets acquired, including intangible assets consisting of in-process research and development, acquired technology and goodwill. The allocations among the intangible assets were based upon an independent third-party valuation of the intangible assets acquired. Synergies, such as the value expected to be derived from the planned use of our Eligix™ HDM Cell Separation Systems technology in our AlloMune Systems, are excluded from the valuation pursuant to applicable accounting standards and SEC guidelines. As a result of a preliminary valuation, performed in December 2000, we allocated $20.0 million to in-process research and development, or IPR&D, and $25.0 million to acquired technology. The excess of the purchase price over the fair value of identified intangible and tangible assets of $5.7 million was allocated to goodwill. During 2001, the intangible assets, including acquired technology and goodwill, were amortized over their estimated useful lives of seven years. The fair value of the IPR&D was recorded as an expense as of the acquisition date. In connection with our year-end audit, the third-party valuation firm finalized its valuation as of May 15, 2001 based upon revised estimates of expected cash flows from the developed portion of the technology acquired from Eligix and other variables. As a result of the final valuation report, we reallocated $14.0 million from acquired technology to goodwill. As a result, we continued to allocate $20.0 million to IPR&D, and allocated $11.0 million to acquired technology and $19.7 million to goodwill. Finally, we performed a review of our intangible assets as of December 31, 2001 and determined that no impairment exists. The reallocation had no impact on our statement of operations for the year ended December 31, 2001.

Gambro Distribution—Eligix HDM Cell Separation Systems

        In August 2001, we entered into an exclusive distribution agreement with Gambro BCT, a wholly-owned subsidiary of Gambro AB, for the distribution of our Eligix HDM Cell Separation Systems. Under this agreement, as amended, we have granted Gambro the right to distribute these products worldwide, with the exception of the United States and Japan, and the non-exclusive right to distribute these products in Canada. Gambro also has the option to negotiate the terms of an exclusive arrangement for Canada. If we are unable to negotiate an exclusive arrangement in Canada and subsequently reach an agreement with a third party, then Gambro's non-exclusive rights in Canada will terminate. Gambro has the exclusive option for a limited period of time to negotiate for the exclusive right to distribute products in the United States by making a one-time payment to us. Thereafter, Gambro has the option, without payment of a fee, to negotiate on a non-exclusive basis for United States distribution rights. Gambro also has a right of prior notice and first negotiation with respect to any third-party discussions we may seek to engage in with respect to distribution in Japan.

        We and Gambro will share revenues under the distribution agreement based upon a specific formula. Under the terms of the agreement, we will be responsible for developing, manufacturing and seeking to obtain CE Mark approval for our Eligix HDM Cell Separation Systems. The first two of these products, the BCell-SC and CD8-DLI Cell Separation Systems, have received CE Mark approval, permitting their sale in the European Union. Gambro will be responsible for continued clinical market development and all other aspects of marketing, sales and distribution. In August and September 2001, we received an upfront licensing fee of $4.0 million, plus milestone payments of $2.0 million for obtaining CE Mark approval for our BCell-SC and CD8-DLI Cell Separation Systems. We are recognizing these amounts as revenue over the seven-year term of the distribution agreement. We are entitled to receive future milestone payments for other new products, if any, receiving CE Mark approval. We expect to receive CE Mark approval for our CD8-SC Cell Separation System in late 2002.

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

        We entered into a contract research agreement with Immerge BioTherapeutics, Inc. under which we have committed approximately 20 full-time employees to perform research and are providing administrative services at rates specified in the agreement. We are recognizing the expense reimbursement received from Immerge BioTherapeutics, Inc. as an offset to the expenses we incur. For the quarters ending March 31, 2002 and 2001, we recorded approximately $2,039,000 and $1,890,000 in research and development services and support, respectively, and approximately $242,000 and $250,000 in general and administrative services and support reimbursement.

        Novartis holds 67% of the shares of Immerge BioTherapeutics AG and we hold the remaining 33%. All income, gain, profit or loss of the joint venture will be allocated to us and Novartis pro rata based upon our respective equity ownership of the joint venture in effect in the period in which these items accrue. We will accrue losses up to the amount of our investment balance in Immerge BioTherapeutics AG. Because we have not invested any amount, or committed to invest any amounts, in the joint venture, our investment balance is zero. Accordingly, we have not recognized any losses related to the joint venture during 2002 or 2001. Initially, the board of directors of Immerge BioTherapeutics, Inc. will consist of four directors: one selected by us, one selected by Novartis and two additional directors, one each designated by us and Novartis, who are experts in the field of xenotransplantation. Immerge BioTherapeutics AG has agreed not to undertake, or permit its subsidiaries to undertake, specified fundamental corporate actions without the consent of both shareholders.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, and 2001

        Revenues for the three months ended March 31, 2002 were $477,000. There were no revenues for the three months ended March 31, 2001. Revenues for the three months ended March 31, 2002 was due to product sales of $262,000 and $215,000 in Gambro milestone payments and upfront license fees, which are being recognized ratably over the remaining life of the Gambro BCT distribution agreement, as described in Note 9 of the notes to condensed consolidated financial statements.

        Research and development expenses primarily consist of salaries and related expenses for personnel, sponsored research, consulting, clinical development costs, facilities related costs and depreciation. Research and development expenses increased to $4.2 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. This increase was primarily due to the inclusion of Eligix expenses for the three months ended March 31, 2002.

        General and administrative expenses primarily consist of salaries and related expenses for personnel, facilities related costs, depreciation and professional fees. General and administrative expenses increased to $1.2 million for the three months ended March 31, 2002, compared to $481,000 for the three months ended March 31, 2001. This increase was due to the inclusion of Eligix expenses for the three months ended March 31, 2002.

        Interest income decreased to $34,000 for the three months ended March 31, 2002 from $170,000 for the three months ended March 31, 2001. The decrease was due primarily to lower cash balances available for investment purposes and lower interest rates in the three months ended March 31, 2002.

        As a result of the above factors and approximately $1.5 million of non-cash Eligix merger-related expenses (see Note 7 to the notes to condensed consolidated financial statements) recognized in the first quarter of 2002, the Company generated a net loss for the three months ended March 31, 2002 of $6.6 million, or $0.31 per share, compared to a net loss of $2.3 million, or $0.20 per share for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Background

        Since our inception, our operations have been funded principally through the net proceeds of an aggregate of $99.8 million from sales of equity securities. We have also received $50.0 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune, $6.0 million in up-front licensing fees and milestone payments from our distribution agreement with Gambro and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing and cash generated from the corporate collaborations with Novartis and MedImmune and our distribution agreement with Gambro have been used to fund operating losses of approximately $118.1 million and the investment of approximately $9.6 million in equipment and leasehold improvements through March 31, 2002.

        During the quarter ended March 31, 2002 and year ended December 31, 2001, we used cash in operating activities of $4.1 million and $13.1 million, respectively. The cash used in operations resulted primarily from our operating loss adjusted for non-cash expenses and changes in our working capital.

        During 2001, we used $9.8 million of cash in investing activities, consisting primarily of $1.1 million of property and equipment additions, a net increase in short-term investments of $5.2 million and $3.5 million of cash paid for transaction costs in connection with the acquisition of Eligix. During the quarter ended March 31, 2002, we generated cash from investing activities of $2.7 million. The net proceeds from investing activities consisted of maturities of short-term investments offset by the purchase of property and equipment.

        During the year ended December 31, 2001, we generated cash of $17.5 million from financing activities. During the quarter ended March 31, 2002, we used $106,000 in financing activities. Our financing activities consisted principally of issuances of our common stock and long-term debt offset by payments on long-term debt.

        During 1999, we extended the term of, and increased our borrowings under, our term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. As of March 31, 2002, there was approximately $175,000 in borrowings outstanding. We are required to maintain certain financial covenants under the agreement. As of March 31, 2002, we were in compliance with these covenants. In connection with the acquisition of Eligix, we assumed the obligations under two outstanding loans to which Eligix was a party at the time of the acquisition. As of March 31, 2002, the aggregate amount outstanding under these two loans was approximately $1.0 million.

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

        On May 8, 2002, we announced a cost reduction program, including a reduction in the workforce of approximately 15 full-time employees, and other measures to reduce overall spending in subsequent quarters. We expect to record a charge of approximately $280,000 in the second quarter of 2002 for employee termination costs.

Current Resources

        We had cash, cash equivalents and short-term investments of $10.1 million as of March 31, 2002, as compared to $14.7 million as of December 31, 2001.

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

        Even if we are able to raise the substantial additional funds required to finance our operations, our cash requirements may vary materially from those now planned. Factors that may affect this variability include, without limitation:

  •
  the progress of our research and development programs;

  •
  the scope and results of preclinical and clinical testing;

  •
  changes in existing and potential relationships with corporate collaborators;

  •
  the time and cost in obtaining regulatory approvals;

  •
  the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses;

  •
  our ability to establish development and commercialization capacities or relationships; and

  •
  the costs of manufacturing.

CRITICAL ACCOUNTING POLICIES

        While our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC, we believe that certain of these accounting policies are critical to a portrayal of our financial position and results and require the most application of significant judgment by our management. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements. Our critical accounting policies include:

        Impairment of long-lived assets.    Our long-lived assets include intangible assets and goodwill. At March 31, 2002, we had $27.7 million of intangible assets and goodwill, net, which accounted for approximately 63.7% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including significant changes in the manner or use of the assets, or negative industry or economic trends. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, and will be required to test our intangible assets for impairment during the first six months of fiscal 2002, and then on a periodic basis thereafter. We performed a review of the realizability of our intangible assets as of December 31, 2001 and determined that no impairment exists. However, future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Accordingly, we adopted this standard effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial statements.

        Revenue recognition.    Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. For a description of our revenue recognition policy, see note 4 to our condensed consolidated financial statements.

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

RISK FACTORS THAT MAY AFFECT RESULTS

        This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery, development and commercialization of products, potential acquisitions, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believes", "anticipates", "plans", "expects", "intends and similar expressions to help identify forward-looking statements.

        There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have a history of operating losses and our future profitability is uncertain.

        We were incorporated in 1990 and have experienced significant operating losses in each year since that date. As of March 31, 2002, our accumulated deficit was $118.1 million. Our net loss for the quarter ended March 31, 2002 and for the fiscal years ended December 31, 2001, 2000 and 1999 was $6.6 million, $42.6 million, $11.7 million and $8.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future. We only began selling our BCell-SC and CD8-DLI Cell Separation Systems in Europe in late 2001. To date, our revenue has been generated principally from license fee and milestone payments from our collaborative partners. We may never achieve significant revenues from product sales, and we may not achieve profitable operations.

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

  •
  we may not be able to attract and build a significant and skilled marketing staff or sales force;

  •
  the cost of establishing a marketing staff or sales force may not be justifiable in light of the revenues generated by any particular product; and

  •
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

  •
  we may not be able to initiate or continue clinical trials of products that are under development;

  •
  we may be delayed in submitting applications for regulatory approvals for our products; and

  •
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

  •
  the possibility that one or more of our suppliers could terminate their services at any time without penalty;

  •
  the potential inability of our suppliers to obtain required components;

  •
  the potential delays and expenses of seeking alternative sources of supply;

  •
  reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers; and

  •
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

        Our success depends in significant part on our ability to:

  •
  obtain patents;

  •
  protect trade secrets;

  •
  operate without infringing upon the proprietary rights of others; and

  •
  prevent others from infringing on our proprietary rights.

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

  •
  failure of local laws to provide the same degree of protection against infringement of our intellectual property;

  •
  protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; and

  •
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

Our stock price is highly volatile, and the market price of our common stock may rapidly and substantially decline.

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

        Over the past 18 months, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the U.S. stock markets have fallen significantly and consumer confidence has waned. Accordingly, it is generally accepted that the United States is in a recession. Compounding the general unease about the current business climate are the still unknown economic and political impacts of the September 11, 2001 terrorist attacks and hostilities abroad. We are unable to predict how any of these factors may affect our business or stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Item 4.    Submission of Matters to a Vote of Security Holders: None

Item 5.    Other Information: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
None

b)
The Company filed a Current Report on Form 8-K on April 18, 2002 to report, pursuant to Item 4, that on April 12, 2002 its Board of Directors took action to dismiss Arthur Andersen LLP as its independent auditors and to engage Ernst & Young LLP as its independent auditors for the fiscal year ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTRANSPLANT INCORPORATED
(Registrant)
Date: May 15, 2002	By:	/s/ RICHARD V. CAPASSO Richard V. Capasso Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES