Form 10-Q
period 2002-06-30
BIOTRANSPLANT INC
filed 2002-08-19
CIK 880259

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-28324

BIOTRANSPLANT INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3119555 (IRS Employer Identification No.)

Charlestown Navy Yard, Building 75, Third Avenue,
Charlestown, Massachusetts 02129
(Address of Principal Executive Offices) (Zip Code)

(617) 241-5200
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's Common Stock as of August 8, 2002: 25,335,364 shares.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	29
PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	30
SIGNATURES		31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,646,654	$5,698,609
Restricted cash	308,330	411,470
Short-term investments	6,591,900	8,546,726
Accounts receivable, trade, net	94,455	242,045
Accounts receivable from Immerge	503,392	662,783
Inventory, net	273,349	646,713
Prepaid expenses and other current assets	639,219	983,588

Total current assets	15,057,299	17,191,934

Property and equipment, net	4,096,300	4,341,007
Other long-term assets	128,000	128,000
Intangible assets, net	6,714,286	10,017,856
Goodwill, net	2,621,188	18,060,188

TOTAL ASSETS	$28,617,073	$49,738,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$852,345	$1,257,256
Current obligation under capital lease	45,215	45,215
Accounts payable	980,212	1,270,787
Accrued expenses	1,961,997	2,326,520
Current portion of deferred revenue	858,864	858,864

Total current liabilities	4,698,633	5,758,642

Long-term debt, net of current portion	3,417	261,640
Long-term obligation under capital leases, net of current portion	7,031	32,746
Deferred revenue, net of current portion	4,377,941	4,807,373
Stockholders' equity:
Preferred stock, $.01 par value, authorized — 2,000,000 shares; issued and outstanding — no shares	—	—
Common stock, $.01 par value, authorized—50,000,000 shares; issued and outstanding—25,335,364 shares at June 30, 2002 and 21,272,672 shares at December 31, 2001	253,354	212,728
Additional paid-in capital	161,653,623	152,088,879
Deferred compensation	(204,478)	(1,951,838)
Accumulated deficit	(142,172,448)	(111,471,185)

Total stockholders' equity	19,530,051	38,878,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,617,073	$49,738,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License fees	$214,716	$—	$429,432	$—
Product revenues	178,015	—	439,915	—

Total revenues	392,731	—	869,347	—

Expenses:
Cost of product revenues	127,507	—	285,098	—
Research and development	4,359,198	2,906,003	8,558,542	4,891,170
General and administrative	1,058,728	882,126	2,230,188	1,363,852
Amortization of intangible assets	392,856	503,020	785,712	503,020
Stock-based compensation (1)	591,870	1,350,029	1,747,360	1,350,029
In-process research and development	—	20,000,000	—	20,000,000
Loss from impairment	17,956,858	—	17,956,858	—

Total expenses	24,487,017	25,641,178	31,563,758	28,108,071

Operating loss	(24,094,286)	(25,641,178)	(30,694,411)	(28,108,071)

Interest income	41,021	111,600	75,245	281,411
Interest expense	(29,903)	(27,232)	(82,097)	(41,693)

Net loss	$(24,083,168)	$(25,556,810)	$(30,701,263)	$(27,868,353)

Net loss per common share, basic and diluted	$(1.08)	$(1.76)	$(1.41)	$(2.12)

Weighted average common shares outstanding, basic and diluted	22,210,151	14,500,556	21,751,468	13,153,909

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Research and development	$586,095	$—	$1,735,810	$—
General and administrative	5,775	—	11,550	—

Total stock-based compensation	$591,870	$—	$1,747,360	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(30,701,263)	$(27,868,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	582,832	294,340
Amortization of intangible assets	785,712	503,020
Stock-based compensation	1,747,360	1,350,029
In-process research and development	—	20,000,000
Loss from impairment	17,956,858	—
Changes in current assets and liabilities:
Accounts receivable, trade	147,590	(1,896,977)
Accounts receivable from Immerge	159,391	—
Prepaid expenses and other current assets	344,369	870,831
Inventories	373,364	—
Accounts payable	(290,575)	(610,698)
Accrued expenses	(364,523)	(2,736,311)
Deferred revenue	(429,432)	—

Net cash used in operating activities	(9,688,317)	(10,094,119)

Cash flows from investing activities:
Purchases of property and equipment	(338,125)	(112,734)
Purchases of short-term investments	—	(1,047,332)
Proceeds from maturities of short-term investments	1,954,826	3,395,000
Decrease in investment in Stem Cell Sciences	—	105,000
Cash paid for transaction costs, net of cash received in acquisition of Eligix, Inc.	—	(3,488,715)

Net cash provided by (used in) investing activities	1,616,701	(1,148,781)

Cash flows from financing activities:
Payments of long-term debt	(663,134)	(195,010)
Release of restricted funds	103,140	—
Payments of obligations under capital leases	(25,715)	(23,274)
Proceeds from sale of common stock	9,605,370	18,011,720

Net cash provided by financing activities	9,019,661	17,793,436

Net increase in cash and cash equivalents	948,045	6,550,536
Cash and cash equivalents, beginning of period	5,698,609	11,481,297

Cash and cash equivalents, end of period	$6,646,654	$18,031,833

Supplemental disclosures and noncash transactions:
Interest paid during the period	$86,263	$44,876

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

        During the third quarter of 2001, the Company emerged from the development stage with sales of the Eligix HDM Cell Separation Systems, which received CE mark approval in Europe. However, the Company is still devoting extensive efforts toward product research and development and raising capital. The Company is subject to a number of risks similar to those of other emerging biotechnology companies, including risks related to: collaborative research and distribution partners, competition from substitute products and larger companies, its ability to develop and market commercially usable products and obtain regulatory approval for its products under development, and its ability to obtain the substantial additional financing necessary to adequately fund the development, commercialization and marketing of its product candidates. As described more fully in Note 8, the Company recorded a loss from impairment of $18.0 million in the accompanying statement of operations for the three and six months ended June 30, 2002 related to the Eligix reporting unit.

        The accompanying unaudited condensed consolidated interim financial statements herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair representation of the Company's financial position and its interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

        The Company incurred a net loss of approximately $30.7 million and $42.6 million for the six months ended June 30, 2002 and year ended December 31, 2001, respectively, and had an accumulated deficit of approximately $142.2 million and $111.5 million as of June 30, 2002 and December 31, 2001, respectively. The Company has funded these losses principally through equity financings. At June 30, 2002, the Company has approximately $13.5 million in cash, cash equivalents and short-term investments. Management believes that these resources will be adequate to fund operations into the third quarter of 2003.

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

3.    IMMERGE BIOTHERAPEUTICS, INC.

        In September 2000, the Company and Novartis Pharma AG entered into an agreement to combine their respective expertise in the field of xenotransplantation into a newly-formed, independently-run company named Immerge BioTherapeutics AG ("Immerge"). Immerge began operations in January 2001. In return for contributing its technology and an aggregate of $30.0 million in funding over three years beginning January 1, 2001, Novartis obtained a 67% ownership share of Immerge and the exclusive worldwide, royalty-bearing rights to the development and commercialization of any xenotransplantation products resulting from Immerge's research. In return for contributing its technology, BioTransplant obtained a 33% share of Immerge and will receive royalty payments from Novartis sales of xenotransplantation products, if any.

        In December 2000, Immerge formed a wholly-owned Delaware operating subsidiary, Immerge BioTherapeutics, Inc. Effective January 1, 2001, BioTransplant entered into a contract research agreement with the Delaware subsidiary, under which BioTransplant has committed approximately 20 full-time employees to perform specified research activities exclusively for the Delaware subsidiary and has agreed to provide administrative services and support at agreed upon rates. Amounts due BioTransplant under this agreement are being recorded as offsets to the relevant BioTransplant expenses incurred. For the six months ended June 30, 2002 and 2001, BioTransplant recorded offsets to its expenses of approximately $2.6 million and $3.0 million for research and development services, respectively, and approximately $488,000 and $488,000 for general and administrative services and support, respectively, provided under the agreement. Of these amounts, approximately $503,000 is included as accounts receivable from Immerge on June 30, 2002.

4.    REVENUE RECOGNITION

        Beginning in the third quarter of 2001, the Company generated product revenues in connection with the development and sale of the Company's Eligix Cell Separation System product line. Product revenues are recognized upon shipment provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. During the third quarter of 2001, the Company also received license fees and milestone payments in connection with the Gambro BCT distribution agreement (see Note 9). The Company recognizes these payments as revenue on a straight line basis over the term of the distribution agreement in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 requires companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements.

5.    DEBT

        In September 1997, the Company entered into a term note with a bank, whereby the Company could borrow up to $500,000 for certain equipment and fixtures during a specified drawdown period, after which time the outstanding balance will become payable in 36 equal monthly principal installments plus interest. During 1999, the Company amended the term note to extend the drawdown period and increase its availability to $1.0 million under the same conditions of the original term note. Borrowings under the term note bear annual floating interest at the bank's prime rate (4.75% at June 30, 2002) during the drawdown period with an option to convert during the repayment period to an annual fixed rate at the three-month London Interbank Offered Rate ("LIBOR") (1.89% at June 30, 2002) plus 2.25%. Borrowings under the term note are secured by equipment and fixtures purchased using the proceeds of the note. There were $136,000 in borrowings outstanding under this term note at June 30, 2002. In order to provide its consent to the Eligix acquisition (see Note 7), a bank has required the Company to secure the term note with cash funds until the date the loan is paid off. The Company transferred $540,000 into a restricted cash account during April 2001 in order to meet this requirement. As June 30, 2002, $308,000 of this amount is still restricted.

        In connection with the acquisition of Eligix, Inc. (see Note 7), the Company has become a co-borrower on two loan and security agreements. The first loan and security agreement was entered into by Eligix in September 1997 and allows the Company to borrow up to $750,000. The minimum funding amount is $100,000 with a maximum of five loans. Loans under the agreement bear interest at a fixed rate equal to the yield to maturity for the U.S. Treasury note having a term equivalent with the loan's term on the date of funding plus 300 basis points. The loans are collateralized by certain equipment. There were $145,000 in borrowings outstanding under this term note at June 30, 2002. The second loan and security agreement was entered into by Eligix in June 1999 and allows the Company to borrow up to $2,700,000. The minimum funding amount is $35,000. Each note will have a fixed term of 42 months. Loans under the agreement bear interest at a fixed rate equal to the prime rate on the date of commencement plus the average interest rate of a similar term U.S Treasury note for the week preceding the date of commencement. The loans are collateralized by certain equipment. There were $575,000 in borrowings outstanding under this term note at June 30, 2002. The weighted average interest rate on these Eligix loan and security agreements outstanding was 13.29% at June 30, 2002.

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

7.    ELIGIX ACQUISITION

        On May 15, 2001, the Company completed its acquisition of Eligix. The transaction was accounted for as a purchase and, accordingly, the purchase price of $48.0 million for the acquisition of Eligix was allocated to the assets and liabilities of Eligix based upon their respective fair values with the excess of the purchase price over the fair value of identified intangible and tangible net assets of $19.7 million allocated to goodwill. For the six months ended June 30, 2002, the Company recorded $786,000 in amortization expense related to intangible assets acquired in the purchase. Amortization of goodwill and intangible assets was $2.6 million for period ending December 31, 2001. As described in Note 8, the Company has recorded a loss from impairment of $18.0 million for the three and six months ended June 30, 2002 related to the goodwill and intangible assets acquired in the Eligix acquisition.

        Of the 5,610,000 shares of BioTransplant common stock issuable to Eligix securityholders in the merger, 493,327 shares issued to Eligix stockholders were deposited in an escrow account to satisfy indemnification claims made by the Company within 15 months after the closing of the merger. Any indemnification escrow shares that, 15 months following the completion of the merger, have not been used to satisfy indemnification claims made by BioTransplant and that are not subject to any unresolved claims for indemnification by BioTransplant, will be distributed to the former Eligix stockholders.

        Additionally, BioTransplant assumed all outstanding Eligix stock options at the time of the merger and for the six months ended June 30, 2002, the Company recorded $69,000 in stock-based compensation related to the vesting of stock options held by former employees and consultants of Eligix who became employees or consultants of BioTransplant.

        Additionally, certain employees of Eligix received an aggregate of 990,000 shares of BioTransplant common stock under the Eligix management equity incentive plan. These shares vest over a 365-day period following the closing of the merger. Accordingly, at the merger date, $6,094,000 was recorded as deferred compensation. These management equity incentive plan shares are being expensed over the vesting period of the shares. During the three and six months ended June 30, 2002, the Company amortized approximately $560,000 and $1,680,000, respectively of deferred compensation related to research and development, in connection with the vesting of these shares.

8.    IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" (the "Statements"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements.

        For the Eligix acquisition, which was completed prior to June 30, 2001, the Company has applied the Statements beginning in the first quarter of 2002. The Company performed the first of the required impairment tests of goodwill and intangible assets as of January 1, 2002 and determined that as of that date there was no impairment and no effect on earnings and financial position of the Company. The adoption of the new standards did not impact the comparability of the financial results for the three months ended March 31, 2001 as no goodwill amortization was recorded during that period. Goodwill subject to such impairment testing was $18,060,188 at January 1, 2002.

        At the end of the second quarter of 2002, management concluded that certain conditions and events were such that impairment testing was required to be performed again with respect to the goodwill and intangible assets acquired in the Eligix acquisition. These conditions and events included continued unfavorable economic conditions and sales of the Company's HDM Cell Separation Systems that were significantly below expectations, including quarter-to-quarter declines in sales. In addition, the Company has undergone two reductions in force to help reduce spending and conserve cash as these negative events adversely affected the cash flow projections used to determine the fair value of the Eligix reporting unit and related intangible assets.

        Fair value measurements of the Eligix reporting unit and related intangible assets were estimated with the assistance of a third-party specialist utilizing an income approach. The report of the third-party specialist is currently being finalized. Based on this analysis, BioTransplant recorded a loss from impairment related to goodwill and acquired technology of $18.0 million in the accompanying statement of operations for the three and six months ended June 30, 2002. The impairment loss is an estimate and its finalization is subject to the completion of a third-party specialist's assessment.

        The following table presents the changes in the carrying amounts of goodwill and intangible assets for the three-months ended June 30, 2002:

	Goodwill	Intangible Assets	Total
Balances as of March 31, 2002	$18,060,188	$9,625,000	$27,685,188
Amortization expense	—	(392,856)	(392,856)
Loss from impairment	(15,439,000)	(2,517,858)	(17,956,858)

Balances as of June 30, 2002	$2,621,188	$6,714,286	$9,335,474

        Acquired intangible assets subject to amortization consist of capitalized acquired technology of $6.7 million, with an estimated useful life of six years, related to the Eligix acquisition (see Note 7). As of June 30, 2002, accumulated amortization on acquired technology and goodwill was $1.8 million and $1.6 million, respectively. For the six months ended June 30, 2002, amortization expense for intangible assets subject to amortization was $786,000. The estimated annual amortization expense for intangible assets subject to amortization is $1.4 million for fiscal year 2002 and $1.1 million for each of the next five fiscal years.

        The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(24,083)	$(25,557)	$(30,701)	$(27,868)
Add back goodwill amortization	—	57	—	57

Adjusted net loss	$(24,083)	$(25,500)	$(30,701)	$(27,811)

Basic and diluted net loss per share:
Reported net loss	$(1.08)	$(1.26)	$(1.41)	$(2.12)
Goodwill amortization	—	—	—	—

Adjusted net loss	$(1.08)	$(1.26)	$(1.41)	$(2.12)

9.    GAMBRO BCT DISTRIBUTION AGREEMENT

        In August 2001, BioTransplant entered into an exclusive distribution agreement with Gambro BCT, a wholly-owned subsidiary of Gambro AB, for the distribution of its Eligix ™ HDM Cell Separation Systems. BioTransplant granted Gambro the exclusive right to distribute these products worldwide, with the exception of the United States and Japan, and the non-exclusive right to distribute these products in Canada. Gambro also has the option to negotiate the terms of an exclusive arrangement for Canada. If BioTransplant is unable to negotiate an exclusive arrangement in Canada and subsequently reaches an agreement with a third party, then Gambro's non-exclusive rights in Canada will terminate. Gambro has the exclusive option for a limited period of time to negotiate for the exclusive right to distribute products in the United States by making a one-time payment to the Company. Thereafter, Gambro has the option, without payment of a fee, to negotiate on a non-exclusive basis for United States distribution rights. Gambro also has a right of prior notice and first negotiation with respect to any third-party discussions BioTransplant may seek to engage in with respect to distribution in Japan.

        Under the terms of the agreement, BioTransplant is responsible for developing, manufacturing and seeking to obtain CE mark approval for the Company's Eligix HDM Cell Separation Systems. Three of these products, the Eligix BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems, have received CE mark approval, permitting their sale in the European Union. Gambro will be responsible for continued clinical market development and all other aspects of marketing, sales and distribution. In August and September 2001, the Company received an upfront licensing fee of $4.0 million, plus milestone payments of $2.0 million for obtaining CE mark approval for the Company's Eligix BCell-SC and CD8-DLI Cell Separation Systems. The Company is recognizing these amounts as revenue over the seven-year term of the distribution agreement. During the three and six month periods ended June 30, 2002, the Company recognized $215,000 and $430,000 as license fee revenues, and $178,000 and $440,000 in product revenues, respectively, all of which were sold to Gambro BCT in the United States, and as of June 30, 2002, $5.2 million is included as deferred revenue in the accompanying consolidated balance sheet. BioTransplant may receive future milestone payment for other new products, if any, receiving CE mark approval.

10.    SALE OF COMMON STOCK

        On June 10, 2002, the Company sold four million shares of common stock pursuant to a five million share shelf registration statement filed in December 2001. The net proceeds of approximately $9.5 million will be used for working capital and other general corporate purposes.

11.    SUBSEQUENT EVENT

        On July 29, 2002, the Company announced a new strategic focus and comprehensive restructuring plan intended to streamline operations and reduce overall spending in subsequent quarters. The Company expects to record a charge of approximately $210,000 in the third quarter of 2002 for employee termination costs.

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

        In addition to conducting research, development and manufacturing on our own, we are a party to a number of collaborations and strategic relationships. Since 1995, we have had a collaborative agreement with MedImmune, Inc. Currently, the main focus of this relationship is the development of Siplizumab, which we also refer to as MEDI-507, a humanized monoclonal antibody we exclusively licensed to MedImmune for stand-alone indications. MedImmune is currently conducting multiple Phase II trials of Siplizumab for the treatment of psoriasis. We will be entitled to receive royalties on any sales of Siplizumab and future generation products. In 2001, we entered into a distribution agreement with Gambro BCT for the distribution of our Eligix HDM Cell Separation Systems, three versions of which are now available for sale in Europe. Since 1993, we have been involved in collaborations with Novartis to research, develop and commercialize xenotransplantation products. In 2001, Immerge BioTherapeutics AG, the joint venture we formed with Novartis to research xenotransplantation products, began operations as an independently run company. Novartis will fund the joint venture through 2003.

MedImmune

        Under our collaborative agreement with MedImmune, MedImmune paid us a $2.0 million license fee at the time of execution of the agreement, and agreed to fund and assume responsibility for clinical testing and commercialization of the BTI-322 monoclonal antibody and other related products developed by us, including Siplizumab, which is the name given by MedImmune to MEDI-507, the humanized version of BTI-322. MedImmune has provided $2.0 million of non-refundable research support and has agreed to make milestone payments which could total up to an additional $11.0 million. All milestone payments which are received are repayable from royalties, if any, on future sales of the BTI-322 monoclonal antibody and other related products by MedImmune.

Eligix Acquisition

        On May 15, 2001, we completed our acquisition of Eligix, Inc. Upon consummation of the merger, Eligix became our wholly-owned subsidiary. Under the terms of the merger, we issued 4,939,200 shares of common stock in exchange for the outstanding common stock of Eligix and 990,000 shares of common stock to certain former employees of Eligix. The 990,000 shares issued to Eligix employees were subject to a repurchase option which lapsed on May 15, 2002.

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

        At the end of the second quarter of 2002, management concluded that certain conditions and events were such that impairment testing was required to be performed again with respect to the goodwill and intangible assets acquired in the Eligix acquisition. These conditions and events included continued unfavorable economic conditions and sales of our HDM Cell Separation Systems that were significantly below expectations, including quarter-to-quarter declines in sales. In addition, we have undergone two reductions in force to help reduce spending and conserve cash as these negative events adversely affected the cash flow projections used to determine the fair value of the Eligix reporting unit and related intangible assets.

        Fair value measurements of the Eligix reporting unit and related intangible assets were estimated with the assistance of a third-party specialist utilizing an income approach. Based on this analysis, we recorded a loss from impairment of $18.0 million in the accompanying statement of operations for the three and six months ended June 30, 2002.

        The following table presents the changes in the carrying amounts of goodwill and intangible assets for the three months ended June 30, 2002:

	Goodwill	Intangible Assets	Total
Balances as of March 31, 2002	$18,060,188	$9,625,000	$27,685,188
Amortization expense	—	(392,856)	(392,856)
Loss from impairment	(15,439,000)	(2,517,858)	(17,956,858)

Balances as of June 30, 2002	$2,621,188	$6,714,286	$9,335,474

        Acquired intangible assets subject to amortization consist of capitalized acquired technology of $6.7 million related to the Eligix acquisition (see Note 7). As of June 30, 2002, accumulated amortization on acquired technology and goodwill was approximately $1.8 million and $1.6 million, respectively. For the six months ended June 30, 2002, amortization expense for intangible assets was $786,000. The estimated annual amortization expense for intangible assets subject to amortization is $1.4 million for fiscal year 2002 and $1.1 million for each of the next five fiscal years.

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

        We and Gambro will share revenues under the distribution agreement based upon a specific formula. Under the terms of the agreement, we will be responsible for developing, manufacturing and seeking to obtain CE Mark approval for our Eligix HDM Cell Separation Systems. Three of these products, the BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems, have received CE Mark approval, permitting their sale in the European Union. Gambro will be responsible for continued clinical market development and all other aspects of marketing, sales and distribution. In August and September 2001, we received an upfront licensing fee of $4.0 million, plus milestone payments of $2.0 million for obtaining CE Mark approval for our BCell-SC and CD8-DLI Cell Separation Systems. We are recognizing these amounts as revenue over the seven-year term of the distribution agreement. We are entitled to receive future milestone payments for other new products, if any, receiving CE Mark approval.

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

        We entered into a contract research agreement with Immerge BioTherapeutics, Inc. under which we have committed approximately 20 full-time employees to perform research and are providing administrative services at rates specified in the agreement. We are recognizing the expense reimbursement received from Immerge BioTherapeutics, Inc. as an offset to the expenses we incur. For the six months ended June 30, 2002 and 2001, we recorded approximately $2,039,000 and $1,890,000 in research and development services and support, respectively, and approximately $480,000 and $474,000 in general and administrative services and support reimbursement.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

        Revenues for the three months ended June 30, 2002 were $393,000. There were no revenues for the three months ended June 30, 2001. Revenues for the three months ended June 30, 2002 were due to product sales of $178,000 and $215,000 in Gambro milestone payments and upfront license fees, respectively, which are being recognized ratably over the remaining life of the Gambro BCT distribution agreement, as described in Note 9 of the notes to condensed consolidated financial statements.

        Product revenues for the three months ended June 30, 2002 declined from the first three months of 2002. The decline in product revenues, together with the other factors described more fully in Note 8 to the notes to condensed consolidated financial statements, led to a loss from impairment of $18.0 million for the three months ended June 30, 2002, compared to no loss from impairment for the three months ended June 30, 2001.

        Research and development expenses primarily consist of salaries and related expenses for personnel, sponsored research, consulting, clinical development costs, facilities related costs and depreciation. Research and development expenses increased to $4.4 million for the three months ended June 30, 2002 from $2.9 million for the three months ended June 30, 2001. This increase was primarily due to the inclusion of Eligix expenses for the three months ended June 30, 2002.

        General and administrative expenses primarily consist of salaries and related expenses for personnel, facilities related costs, depreciation and professional fees. General and administrative expenses increased to $1.1 million for the three months ended June 30, 2002, compared to $882,000 for the three months ended June 30, 2001. This increase was primarily due to the inclusion of Eligix expenses for the three months ended June 30, 2002.

        Interest income decreased to $41,000 for the three months ended June 30, 2002 from $112,000 for the three months ended June 30, 2001. The decrease was due primarily to lower cash balances available for investment purposes and lower interest rates in the three months ended June 30, 2002.

        Interest expense increased to $30,000 for the three months ended June 30, 2002 from $27,000 for the three months ended June 30, 2001. The increase was due primarily to inclusion of Eligix expenses for the three months ended June 30, 2002.

        As a result of the above factors and approximately $985,000 of non-cash Eligix merger-related expenses (see Note 7 to the notes to condensed consolidated financial statements) and a $18.0 million loss from impairment (see Note 8 to the notes to condensed consolidated financial statements) recognized in the second quarter of 2002, we generated a net loss for the three months ended June 30, 2002 of $24.1 million, or $1.08 per share. During the second quarter of 2001, we generated a net loss of $25.6 million, or $1.76 per share, mainly due to our recording of $20.0 million for in-process research and development and $1.9 million of non-cash Eligix related expenses.

Six Months Ended June 30, 2002 and 2001

        Revenues for the six months ended June 30, 2002 were $869,000. There were no revenues for the six months ended June 30, 2001. Revenues for the six months ended June 30, 2002 were due to product sales of $440,000 and $429,000 in Gambro milestone payments and upfront license fees, respectively, which are being recognized ratably over the remaining life of the Gambro BCT distribution agreement, as described in Note 9 of the notes to condensed consolidated financial statements.

        Product revenues for the three months ended June 30, 2002 declined from the first three months of 2002. The decline in product revenues, together with the other factors described more fully in Note 8 to the notes to condensed consolidated financial statements, led to a loss from impairment of $18.0 million for the six months ended June 30, 2002, compared to no loss from impairment for the six months ended June 30, 2001.

        Research and development expenses increased to $8.6 million for the six months ended June 30, 2002 from $4.9 million for the six months ended June 30, 2001. This increase was primarily due to the inclusion of Eligix expenses for the six months ended June 30, 2002.

        General and administrative expenses increased to $2.2 million for the six months ended June 30, 2002, compared to $1.4 million for the six months ended June 30, 2001. This increase was primarily due to the inclusion of Eligix expenses for the six months ended June 30, 2002.

        Interest income decreased to $75,000 for the six months ended June 30, 2002 from $281,000 for the six months ended June 30, 2001. The decrease was due primarily to lower cash balances available for investment purposes and lower interest rates in the six months ended June 30, 2002.

        Interest expense increased to $82,000 for the six months ended June 30, 2002 from $42,000 for the six months ended June 30, 2001. The increase was due primarily to inclusion of Eligix expenes for the six months ended June 30, 2002.

        As a result of the above factors and approximately $2.5 million of non-cash Eligix merger-related expenses (see Note 7 to the notes to condensed consolidated financial statements) and a $18.0 million loss from impairment (see Note 8 to the notes to condensed consolidated financial statements) recognized during the six months ended June 30, 2002, we generated a net loss for the six months ended June 30, 2002 of $30.7 million, or $1.41 per share. During the six months ended June 30, 2001, we generated a net loss of $27.9 million, or $2.12 per share, mainly due to our recording of $20.0 million for in-process research and development and $1.9 million of non-cash Eligix merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Background

        Since our inception, our operations have been funded principally through the net proceeds of an aggregate of $109.3 million from sales of equity securities. We have also received $50.0 million from research and development and collaboration agreements with Novartis, $4.0 million from an alliance agreement with MedImmune, $6.0 million in up-front licensing fees and milestone payments from our distribution agreement with Gambro and $2.9 million in equipment financing. The proceeds of the sales of equity securities, equipment financing and cash generated from the corporate collaborations with Novartis and MedImmune and our distribution agreement with Gambro have been used to fund operating losses of approximately $142.2 million and the investment of approximately $9.6 million in equipment and leasehold improvements through June 30, 2002.

        During the six months ended June 30, 2002 and June 30, 2001, we used cash from operating activities of $9.7 million and $10.1 million, respectively. The cash used in operations resulted primarily from our operating loss adjusted for non-cash expenses and changes in our working capital.

        During the six months ended June 30, 2002, we generated cash from investing activities of $1.6 million. This was primarily due to $1.9 million of net proceeds from investing activities which consisted of maturities of short-term investments and was offset by the $339,000 cash paid for purchase of property and equipment. During the six months ended June 30, 2001, we used $1.1 million of cash from investing activities. This was primarily due to a net increase in short-term investments of $2.3 million, which was offset by the $113,000 cash paid for purchase of property and equipment additions, and $3.5 million of cash paid for transaction costs in connection with the acquisition of Eligix.

        During the six months ended June 30, 2002 and 2001, we generated cash of $9.0 million and $17.8 million from financing activities, respectively. Our financing activities consisted principally of issuances of our common stock, which were offset by payments on long-term debt.

        During 1999, we extended the term of, and increased our borrowings under, our term note with a bank from $500,000 to $1.0 million for certain equipment and fixtures borrowing. As of June 30, 2002, there was approximately $136,000 in borrowings outstanding. The bank has required the Company to secure the term note with a cash balance until the loan is paid off. In connection with the acquisition of Eligix, we assumed the obligations under two outstanding loans to which Eligix was a party at the time of the acquisition. As of June 30, 2002, the aggregate amount outstanding under these two loans was approximately $700,000.

        We have entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by us. Our aggregate minimum funding obligations under these agreements, each of which allows us to cancel without penalty, given sufficient notice, total approximately $4.6 million, which includes approximately $2.9 million payable in 2002. We lease our facilities under operating leases that expire between 2003 and 2009.

        On May 8, 2002, we announced a cost reduction program, including a reduction in the workforce of approximately 15 full-time employees, and other measures to reduce overall spending in subsequent quarters. We recorded a charge of approximately $260,000 in the second quarter of 2002 for employee termination costs.

        On July 29, 2002, the Company announced a new strategic focus for the AlloMune and Eligix Cell Separation System programs and a comprehensive restructuring plan intended to streamline operations and reduce overall spending in subsequent quarters. The Company expects to record a charge of approximately $210,000 in the third quarter of 2002 for employee termination costs related to a headcount reduction of approximately 23%.

Current Resources

        We had cash, cash equivalents and short-term investments of $13.2 million as of June 30, 2002, as compared to $14.2 million as of December 31, 2001.

        We anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating and capital requirements as currently planned into the third quarter of 2003. The receipt of potential milestone payments could make cash resources last until the fourth quarter of 2003, however, there can be no assurance as to whether or when we will receive these potential milestone payments. Even if we do receive these milestone payments, we will need to raise additional funds, and may seek to raise these funds through additional financings, including public or private equity offerings, collaborative arrangements with corporate partners or a combination of any of the foregoing. There can be no assurance that funds will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate some or all of our product development programs or to license to others the right to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves, any of which would have a material and adverse effect on us.

        Even if we are able to raise the substantial additional funds required to finance our operations, our cash requirements may vary materially from those now planned. Factors that may affect this variability include, without limitation:

  •
  the progress of our research and development programs;
  •
  the scope and results of preclinical and clinical testing;
  •
  changes in existing and potential relationships with corporate collaborators and distributors;
  •
  the time and cost in obtaining regulatory approvals;

  •
  the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses;
  •
  our ability to establish development and commercialization capacities or relationships; and
  •
  the costs of manufacturing.

CRITICAL ACCOUNTING POLICIES

        While our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC, we believe that certain of these accounting policies are critical to a portrayal of our financial position and results and require the application of the most significant judgment by our management. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements. Our critical accounting policies include:

        Impairment of long-lived assets.    Our long-lived assets include intangible assets and goodwill. At June 30, 2002, we had $9.3 million of intangible assets and goodwill, net, which accounted for approximately 32.6% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including significant changes in the manner or use of the assets, or negative industry or economic trends. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets and SFAS, No. 144, Accounting for the Impairment of Long Lived Assets as of January 1, 2002, and are required to test our intangible assets for impairment on a periodic basis. We had previously performed a review of the realizability of our intangible assets as of December 31, 2001 and determined that no impairment existed.

        At the end of the second quarter of 2002, management concluded that certain conditions and events were such that impairment testing was required to be performed with respect to the goodwill and intangible assets acquired in the Eligix acquisition. These conditions and events included continued unfavorable economic conditions, sales of our HDM Cell Separation Systems that were significantly below expectations, including quarter-to-quarter declines in sales, and two reductions in force related to these activities. These indicators of impairment adversely affected the cash flow projections used to determine the fair value of the Eligix reporting unit and related intangible assets.

        Fair value measurements of the Eligix reporting unit and related intangible assets were estimated with the assistance of a third-party specialist utilizing an income approach, which is currently being finalized. Based on this analysis, we recorded a loss from impairment of $18.0 million in the accompanying statement of operations for the three and six months ended June 30, 2002. The impairment loss is an estimate and its finalization is subject to completion of a third-party specialist's assessment.

        However, future events such as those described above, could cause us to conclude that additional impairment indicators exist and that goodwill or other intangible assets are impaired. Additionally, we will be required to perform our annual impairment test later in fiscal 2002. If future estimates of cash flows are less than currently projected, an additional impairment loss may be required. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.

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

        We were incorporated in 1990 and have experienced significant operating losses in each year since that date. As of June 30, 2002, our accumulated deficit was $142.2 million. Our net loss for the six months ended June 30, 2002 and for the fiscal years ended December 31, 2001, 2000 and 1999 was $30.7 million, $42.6 million, $11.7 million and $8.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future. We only began selling our BCell-SC and CD8-DLI Cell Separation Systems in Europe in late 2001, and plan to begin selling our CD8-SC Cell Separation System in Europe in the third quarter of 2002. To date, our revenue has been generated principally from license fee and milestone payments from our collaborative partners. We may never achieve significant revenues from product sales, and we may not achieve profitable operations.

We will require substantial additional financing, which may be difficult to obtain and may dilute your ownership interest in us.

        We anticipate that our existing funds will be sufficient to fund our operating and capital requirements as currently planned into the third quarter of 2003. We expect to use rather than generate funds from operations for the foreseeable future. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control. In particular, we will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our AlloMune Systems and Eligix HDM Cell Separation Systems and to manufacture products that are approved for commercial sale, such as our BCell-SC and CD8-DLI Cell Separation Systems, which we began selling through a distributor in Europe in late 2001, and our CD8-SC Cell Separation System, which we plan to begin selling in Europe in the third quarter of 2002. If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back or abandon our research and product development activities, reduce our workforce and license to others products or technologies we would otherwise seek to commercialize ourselves.

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

Our restructuring of operations may not achieve the results we intend and may harm our business.

        In July 2002, we announced a restructuring plan, which included a reduction in headcount of approximately 23% in order to reduce our cash burn rate. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring announced in July does not sufficiently reduce our cash burn rate, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a further restructuring of our business.

We will depend on our BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems for substantially all of our near-term product revenue, and if these products do not gain widespread market acceptance, then our near-term product revenue will not grow.

        Our future growth depends upon our ability to successfully commercialize and sell our products. We expect to derive most of our near-term product revenues from sales of our BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems. We began distributing two of these products through a distribution agreement with Gambro in late 2001 and, to date, we have sold relatively few devices. Because we currently depend on our BCell-SC,CD8-DLI and CD8-SC Cell Separation Systems to generate substantially all of our near-term product revenue, if we fail to achieve widespread market acceptance of these products or if Gambro BCT fails to effectively market these products, we will not be able to grow our near-term product revenue.

If we do not develop and market new products, our ability to achieve profitability will be harmed.

        Our ability to achieve profitability depends on our and our collaborative partners' ability to develop, obtain regulatory approval for, manufacture, introduce and successfully market new products and product candidates, either directly or with our partners. Our product candidates will require extensive development and testing, as well as regulatory approval, before they can be successfully marketed and sold to the public. The MEDI-507 antibody product under development, the Eligix HDM Cell Separation Systems technology and the prototype AlloMune Systems have been tested in relatively few patients and we may not be able to demonstrate the clinical benefits of these products in a larger patient population. Furthermore, the technology that we have exclusively licensed to our joint venture with Novartis Pharma AG is based upon the transplantation of organs from swine into humans. To our knowledge, transplantation of swine organs has never been tested in humans. As a consequence, we are not sure whether any of our products under development or the products under development by our collaborators will be effective in treating any of the disorders we have targeted. In addition, any products under development may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. If our technological approach is not successful or the medical community and/or third-party payors do not accept our products as clinically useful, cost-effective and safe, then neither we nor our collaborators will be able to develop or commercialize these products, which will substantially impair our ability to achieve profitable operations.

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

        We are dependent upon MedImmune to conduct clinical trials with respect to stand-alone MEDI-507 product candidates and will be dependent upon Novartis to conduct clinical trials for the development of xenotransplantation products, if any, that arise out of our joint venture's research program. We may become dependent upon other third parties to conduct future clinical trials of our AlloMune Systems and Eligix HDM Cell Separation Systems. As a result, we will have less control over these clinical trials than if we were conducting the trials directly. Consequently, these trials may not begin or be completed on a schedule that is acceptable to us, which could lead to delays or uncertainties in the regulatory approval process or in the commercial introduction of these products, either of which could substantially harm our business and ability to achieve profitability.

The approval process is costly and lengthy and we may not obtain and maintain the regulatory approvals required to successfully market and sell our products.

        We must obtain regulatory approval for our ongoing research and development activities and before marketing or selling any of our products. For example, although our BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems have received CE Mark approval in Europe, we will need to conduct extensive clinical trials and receive FDA approval before we can market these products in the U.S. We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals or impose fines, suspensions, product recalls and other sanctions if we fail to comply with applicable regulatory requirements. If our products do not receive regulatory approvals, or if we do not otherwise comply with government regulations, our business would be harmed.

        The process of obtaining FDA and other required regulatory approvals is expensive and typically takes a number of years, depending on the complexity and novelty of the product. Moreover, for any products that are approved, the marketing, distribution and manufacture of these products will remain subject to extensive regulatory requirements. For example, any regulatory approval for a product may limit the indications or markets in which the product can be used or require additional post-approval studies. Any regulatory body can have a product removed from the market if a previously unknown problem with the product is discovered. Any delay in obtaining or failure to obtain or maintain required clearance or approval of a product by the appropriate regulatory authorities, would materially adversely affect our ability to generate revenues from the affected product. We have limited experience in filing and prosecuting the applications required to gain and maintain regulatory approval.

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

        Under each of these collaborative agreements, we have the right to receive royalties or a share of revenue on product sales, if any. Our ability to achieve revenue under these arrangements will be heavily dependent on a number of factors, including the efforts and activities of our collaborative partners. Our arrangements with our collaborative partners allow them significant discretion in determining the efforts and resources that they will apply to the development, commercialization and sale of products based upon our technologies. If any of these collaborative partners do not perform successfully, such failure may delay or prevent regulatory approval and/or product launch, impair our ability to deliver products on a timely basis, impair our competitive position or otherwise reduce or eliminate any sales revenues that we may receive.

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

        If we fail to produce enough products at our own manufacturing facility or at a third-party manufacturing facility, we may be unable to deliver products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently produce key components of our BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems in one manufacturing facility. We would likely experience significant delays or cessation in producing our BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems at this facility if a labor strike, natural disaster or other supply disruption were to occur. If we are unable to manufacture our Eligix HDM

Cell Separation Systems at our own facility, we may be required to enter into arrangements with one or more contract manufacturing companies. We could encounter delays or difficulties establishing relationships with contract manufacturers or in establishing agreements on terms that are favorable to us. In addition, if we are required to depend on third-party manufacturers, our profit margins may be lower, which will make it more difficult for us to achieve profitability.

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

        The products we develop and market compete with existing and new products being created by pharmaceutical, biopharmaceutical, biotechnology and medical device companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. With respect to our currently marketed BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems, we are competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products.

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

        We currently expect to derive substantially all of our near-term product revenue from the sale through a third-party distributor of our BCell-SC, CD8-DLI and CD8-SC Cell Separation Systems in the European Union. We are subject to a number of challenges which specifically relate to our international business activities. Our international operations may not be successful if we are unable to meet and overcome these challenges, which would limit the growth of our business. These challenges include:

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

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary significantly.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. Our actual financial results may vary significantly from the estimates contained in our financial statements.

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

If we are unable to comply with the continued listing requirements of the Nasdaq National Market, our common stock could be delisted from the Nasdaq National Market.

        Our common stock trades on the Nasdaq National Market. In order to continue trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market. Last year, the Nasdaq National Market enacted changes to its continued listing requirements. The changes are effective for BioTransplant on November 1, 2002. While we are presently in compliance with the continued listing requirements currently applicable to us, we may not be able to maintain compliance with the continued listing requirements that become effective on November 1, 2002.

        Under the continued listing requirement standard currently utilized by BioTransplant, we are required to have minimum net tangible assets of $4.0 million. Under the continued listing requirements applicable to BioTransplant on November 1, 2002, the minimum net tangible asset requirement will be replaced with a minimum stockholders' equity requirement of $10.0 million. At June 30, 2002, we had net tangible assets of $10.2 million and stockholders' equity of $19.5 million. However, unless we are able to raise funds through sales of equity, or otherwise, our stockholders' equity will decrease until our revenues exceed our spending. If we do not satisfy the $10.0 million stockholders' equity requirement and the other applicable continued listing requirements effective on November 1, 2002, or at any point thereafter, our common stock may be delisted from the Nasdaq National Market.

        A delisting of our common stock from the Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all.

Our stock price is highly volatile, and the market price of our common stock may rapidly and substantially decline.

        The market price of our common stock is highly volatile. For example, during the past three years, our stock price fluctuated from a low sale price of $1.50 in the quarter ending September 30, 2002 to a high sale price of $23.00 in the quarter ended March 31, 2000. Prices for our common stock will be determined in the market place and may be influenced by many factors, including fluctuations in our financial results and investors' perceptions of us, as well as their perceptions of general economic, industry and market conditions, and the daily trading volumes of our common stock. Market fluctuations may adversely affect the market price of our common stock and may cause a rapid and substantial decline in the value of your investment in our common stock. In particular, factors that may cause such volatility include our ability to complete clinical trials of our product candidates, the results of such trials, our ability to expand sales of our products and our ability to meet the expectations of investors and securities analysts.

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

        Over the past two years, there have been dramatic changes in economic conditions, and the general business climate has been negatively impacted. Indices of the U.S. stock markets have fallen significantly and consumer confidence has waned. Compounding the general unease about the current business climate are the still unknown economic and political impacts of the September 11, 2001 terrorist attacks and hostilities abroad. We are unable to predict how any of these factors may affect our business or stock price.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)
The Exhibit Index following the signature page is incorporated herein by reference.

b)
The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002:

(1)
The Company filed a Current Report on Form 8-K dated April 12, 2002 on April 18, 2002 to report, pursuant to Item 4 (Changes in Registrant's Certifying Accountant), that on April 12, 2002 its Board of Directors took action to dismiss Arthur Andersen LLP as its independent auditors and to engage Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2002.

(2)
The Company filed a Current Report on Form 8-K dated May 8, 2002 on May 9, 2002 to report, pursuant to Item 5 (Other Events), that the Company had issued a press release announcing a cost reduction program.

(3)
The Company filed a Current Report on Form 8-K dated June 12, 2002 on June 12, 2002 to report, pursuant to Item 5 (Other Events), that the Company had issued a press release announcing that it had sold 4,000,000 shares of its common stock at a price to the public of $2.50 per share.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTRANSPLANT INCORPORATED (Registrant)
August 19, 2002	By:	/s/ RICHARD V. CAPASSO Richard V. Capasso Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
99.1	Certificate of the Chief Executive Officer and Vice President, Finance and Treasurer of BioTransplant Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

BIOTRANSPLANT INCORPORATED AND SUBSIDIARIES FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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
PART II. OTHER INFORMATION
SIGNATURES
Exhibit Index